Form 10QSB
period 1996-01-31
STAR RESOURCES INC /DE/
filed 1996-03-13
CIK 827065

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ___________________

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              __________________

FOR QUARTER ENDED JANUARY 31, 1996                  COMMISSION FILE NO. 33-19324


                             STAR RESOURCES, INC.
              (Exact name of registrant as specified in charter)


              DELAWARE                                      75-0223079
______________________________________                 ___________________
(State or other jurisdiction                   (IRS Employer Identification No.)
 at incorporation)



5420 LBJ FREEWAY SUITE 540
 DALLAS, TEXAS                                                75240
______________________________________                 ___________________
(Address of principal                                       (Zip Code)
executive offices)

Registrant's telephone number, including area code: (214)770-2255
                                                   ____________________________


________________________________________________________________________________
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X        NO
                               _______        _______

As of March 11, 1996, there were outstanding 41,426,186 shares of common stock, $.001 par value.


                      This report consists of  11  pages.

                             STAR RESOURCES, INC.

                               January 31, 1996

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          2

       Item 1. Financial Statements                                     6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of  Operations                     3


PART II. OTHER INFORMATION                                              4

       Item 1. Legal Proceedings.                                       4

       Item 2. Changes in Securities                                    4

       Item 3. Default Upon Senior Securities                           4

       Item 4. Submission of Matters to a Vote of Security Holders      4

       Item 5. Other Information                                        4

       Item 6. Exhibits and Reports on Form 8-K.                        4

SIGNATURES                                                              5

FINANCIAL STATEMENTS                                                    6


PART I.   FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

The financial statements of the Company as of and for the quarter ended January 31, 1996 begin on the page following the signature page.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1996 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995

The Company had no operations during the quarter ended January 31, 1996.

NINE MONTHS ENDED JANUARY 31, 1996 AS COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1995


On May 1, 1995, the Company transferred the ownership of its wholly owned subsidiary, New View Broadcasting, Inc., a South Carolina corporation ("New View") to Lawrence E. Steinberg, the majority stockholder of the Company. New View owns a television station in Charleston, South Carolina. The subsidiary comprises all of the revenue producing assets of the Company. The Company also transferred a judgment held by the Company against Gerald Arthur, former officer and director of the Company, and Christopher Arthur, former director and stockholder of the Company. As consideration for the subsidiary stock and the judgment, Mr. Steinberg agreed to release the Company from its obligations as guarantor of Mr. Steinberg's loans to New View in the amount of $1,682,095.

On or about August 14, 1995, the Company distributed its investment in Preferred/telecom, Inc. as a dividend to the shareholders of the Company. See forms 10-KSB-A for the year ended April 30, 1995 and Form 8-K dated May 12, 1995 and form 8-K-A dated August 29, 1995.

Following these transactions, Star's only assets were a minimal amount of cash and the company had no operations during the nine months ended January 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company has no significant assets or sources of revenue and is solely dependent on the willingness and ability of its major stockholder to fund any business operations. In June, 1995, the major stockholder loaned the company $18,000 to facilitate an investment in Preferred/telecom, inc., a Delaware corporation ("Preferred/telecom"). The Board of Directors of the Company approved the distribution of those shares of Preferred/telecom, Inc. as a dividend to the shareholders of the Company, which was effected on or about August 14, 1995. See forms 10-KSB-A for the year ended April 30, 1995 and Form 8-K dated May 12, 1995 and form 8-K-A dated August 29, 1995.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None


ITEM 2.  CHANGES IN SECURITIES.

     None


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STAR RESOURCES, INC.
                              (Registrant)



Date: March 11, 1996     By: /s/ Lawrence E. Steinberg
     ----------------       ---------------------------
                            Lawrence E. Steinberg, Chief Executive Officer
                             Principal Executive Officer



Date: March 11, 1996     By: Michael A. Hershman
     ----------------       ---------------------------
                             Michael A. Hershman, Treasurer
                             Principal Financial Officer

                             STAR RESOURCES, INC.

                             FINANCIAL STATEMENTS

                AS OF AND FOR THE PERIOD ENDED JANUARY 31, 1996

                                  (UNAUDITED)

STAR RESOURCES, INC.
(Audited and consolidated as of April 30, 1995; Unaudited as of
 January 31, 1996)
See Notes

                                              January 31,      April 30,
                                                 1996            1995
                                              --------------------------

ASSETS
------

Current Assets
  Cash                                        $     127         $ 33,634
  Accounts receivable, net of allowance for
  uncollectible accounts of $23,600 at
  April 30, 1995                                      -          105,150
  Broadcast rights                                    -          130,721
                                              --------------------------
    Total Current Assets                      $     127         $269,505

Property and Equipment, at cost net of
 depreciation                                         -          163,191

Other Assets
  Investment in unconsolidated affiliate              -          334,858
  Broadcast rights, net of amortization               -          179,580
  Other                                               -            7,752
                                              --------------------------
                                              $     127         $954,886
                                              ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable and accrued expenses             637          194,292
  Contracts payable for broadcast rights              -          322,942
  Advance from stockholders                           -           17,000
  Loan from stockholder                          18,400        1,682,095
                                               --------------------------
  Total Current Liabilities                      19,037        2,216,329

Contracts payable for broadcast rights                -          124,612
                                              --------------------------
  Total Liabilities                              19,037        2,340,941

Preferred stock- $.01 par value
  Authorized -1,000,000 shares                        -                -
  Issued and outstanding-none
Common stock-$.001 par value
Authorized -120,000,000 shares
Issued and outstanding-40,876,186
 April 30, 1995;
41,426,186 issued and outstanding
 January 31, 1996                                41,426           40,876

Additional paid-in capital                      299,444          294,492
Retained deficit                               (359,780)      (1,721,423)
                                              --------------------------
  Total Stockholders' Equity (Deficit)         ($18,910)     ($1,386,055)
                                              --------------------------
                                              $     127      $   954,886
                                              ==========================

STAR RESOURCES, INC.
Statements of Operations
Unaudited; Consolidated for the period ending January 31, 1995

                                Three months ended         Nine months ended
                                   January 31,               January 31,
                                1996       1995           1996       1995
                              --------------------      --------------------
Advertising                   $      0  $  174,501      $      0  $  482,581
Other                                0     194,833             0     495,428
                              --------------------      --------------------

Total Revenue                 $      0  $  369,334      $      0     978,009
                              --------------------      --------------------

Expenses:
Accounting fees               $      0  $    6,000      $      0      26,590
Administration                     637      48,489           637      99,304
Advertising and promotion            0      86,224             0     166,590
Agency Commissions                   0      10,273             0      33,072
Consulting fees                      0      19,747             0      20,570
Depreciation                         0      11,324             0      33,140
Insurance                            0       6,639             0      20,713
Interest                             0      31,647             0      91,694
Legal                                0       1,504           398      14,408
Programming                          0     145,386             0     419,211
Rents                                0      16,500             0      49,500
Salaries and wages                   0      93,790             0     265,004
Supplies                             0       5,426             0      21,041
Taxes                                0      24,137             0      44,093
Telephone                            0       4,662             0      15,721
Travel                               0       5,860             0      12,901
Utilities                            0       4,038             0      17,842
Other                                0      12,634           340      35,374
                              --------------------      --------------------

Total Expenses                     637     534,278         1,375   1,386,766

Net Income (Loss)                ($637)  ($164,944)      ($1,375)  ($408,757)
                              ====================      ====================

Weighted Average loss
   per share                  ($0.0000)   ($0.0040)     ($0.0000)   ($0.0098)
                              ====================      ====================

STAR RESOURCES, INC.
Statements of Cash Flows
Unaudited; Consolidated for the period ending January 31, 1995

                                                           Nine months ended
                                                              January 31,
                                                          1995          1995
                                                       ------------------------
Net loss                                                (1,375)        (714,548)

Adjustments to reconcile net loss to net cash used

Accounts receivable                                          0         (134,368)
Accounts payable and accrued expenses                      637           54,902
Depreciation and amortization                                0          281,289
Accrued interest                                             0          180,117
                                                       ------------------------

Net cash used                                             (738)        (332,608)

CASH FLOWS USED FOR INVESTING ACTIVITIES:


Proceeds from security deposit                               0          160,000
Proceeds used for equipment and furniture                    0          (75,256)
Proceeds used for leasehold improvements                     0           (4,900)
Proceeds from prepaid insurance                              0           24,384
Proceeds used for prepaid insurance                          0          (15,290)
Proceeds used for programming                                0          (71,292)
Proceeds used for investments                          (24,000)               -
                                                       ------------------------

Net cash from (used) in investing                      (24,000)          17,645

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from shareholders                              18,400          601,000
Proceeds from issuance of common stock                     550                0
Proceeds from cancellation of common stock                   0           (1,940)
Proceeds from paid in capital                            4,950                0
Programming notes payable                                    0          443,764
Payment of programming notes                                 0         (488,697)
Payment of shareholder loans                                 0         (300,000)
                                                       ------------------------

Net cash used in financing                              23,900          254,127
                                                       ------------------------

Net increase (decrease) in cash                           (838)         (60,836)

CASH AT BEGINNING OF PERIOD                                964           (1,470)
                                                       ------------------------

CASH AT END OF PERIOD                                  $   126         ($62,306)
                                                       ========================

STAR RESOURCES, INC.
 Statements of Changes in Stockholders' Equity
Unaudited; Consolidated through April 30, 1995

                                                                                  Additional                             Total
                                                       Common Stock                 Paid-in        Retained           Stockholders'
                                                  Shares              Amount        Capital        Deficit              Equity
                                                ------------------------------------------------------------------------------------

Balance April 30, 1994                          42,815,989            42,816         292,552      (1,298,549)             (963,181)

Net loss for the quarter
ended July 31, 1994                                      -                 -               -        (134,497)             (134,497)
                                                ------------------------------------------------------------------------------------


Balance July 31, 1994                           42,815,989        $   42,816       $ 292,552     ($1,433,046)          ($1,097,678)

Shares returned and canceled                    (1,939,803)           (1,940)           1940                                     0

Net loss for the quarter
ended October 31, 1994                                   -                 -               -          (5,410)               (5,410)
                                                ------------------------------------------------------------------------------------


Balance October 31, 1994                        40,876,186        $   40,876       $ 294,492     ($1,438,456)          ($1,103,088)

Net loss for the quarter
ended January 31, 1995                                   -                 -               -        (165,883)             (165,883)
                                                ------------------------------------------------------------------------------------


Balance January 31, 1995                        40,876,186            40,876         294,492      (1,604,339)           (1,268,971)

Net loss for the quarter
ended April 30, 1995                                     -                 -               -        (117,084)             (117,084)
                                                ------------------------------------------------------------------------------------


Balance April 30, 1995                          40,876,186            40,876         294,492      (1,721,423)           (1,386,055)

Exersize of stock options                          550,000               550           4,950                                 5,500

Elimination of investment
  in New View Broadcasting, Inc.                                                                   1,387,019             1,387,019

Net income for the quarter
ended July 31, 1995                                      -                 -               -            (765)                 (765)
                                                ------------------------------------------------------------------------------------


Balance July 31, 1995                           41,426,186            41,426         299,442        (335,169)                5,699

Net income for the quarter
ended October 31, 1995                                   -                 -               -              26                    26

Dividend distribution                                    -                 -               -         (24,000)              (24,000)
                                                ------------------------------------------------------------------------------------


Balance October 31, 1995                        41,426,186        $   41,426       $ 299,442       ($359,143)             ($18,275)

Net loss for the quarter
ended January 31, 1996                                   -                 -               -            -637                 ($637)
                                                ------------------------------------------------------------------------------------


Balance January 31, 1996                        41,426,186            41,426         299,442        (359,780)             ($18,912)
                                                ====================================================================================


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information, refer to the financial statements and management's discussion and analysis of results of operations and financial condition included in the Company's report on Form 10-KSB.