Form 10QSB/A
period 1996-04-30
STAR RESOURCES INC /DE/
filed 1996-05-23
CIK 827065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                 FORM 10-QSB- A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

         For Quarter Ended January 31, 1996 Commission File No. 33-19324


                              STAR RESOURCES, INC.
               (Exact name of registrant as specified in charter)


          Delaware                                    75-0223079
(State or other jurisdiction                  (IRS Employer Identification No.)
   at incorporation)



5420 LBJ Freeway Suite 540
 Dallas,                                                       Texas
75240
(Address of principal                                         (Zip Code)
 executive offices)

        Registrant's telephone number, including area code: (214)770-2255


             ------------------------------------------------------


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

                                             This report consists of 3 pages.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STAR RESOURCES, INC.
                                  (Registrant)





Date:  May 21, 1996          By:_____________________
                                s/Lawrence E. Steinberg
                                Lawrence E. Steinberg, Chief Executive Officer Principal Executive Officer




Date: May 21, 1996          By:_____________________
                               Michael A. Hershman
                               Michael A. Hershman, Treasurer
                               Principal Financial Officer