Form 10KSB
STAR RESOURCES INC /DE/
filed 1996-07-29
CIK 827065

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-KSB


XX Annual Report  Pursuant to Section 13 or 15(d) of the Securities and Exchange
   Act of 1934 for the fiscal year ended April 30, 1996.


   Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for transition period from ________ to _______.


Commission File No. 33-19324

                              STAR RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

       Delaware 75-0223079
(State or other jurisdiction of (I.R.S.  Employer incorporation or organization)
 Identification No.)

5420 LBJ Freeway Suite 540 Dallas, Texas 75240
(Address of principal executive offices)

Registrant's telephone number, including area code: (214) 770-2255

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                         Yes x                 No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year were $0.

     As of July 26, 1996, there was no active market for the Registrant's common stock, and no determinable market price. As of July 26, 1996, there were 41,426,186 shares of common stock, par value $.0001, outstanding.

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                                     PART I

Item 1. Business

     On April 30, 1995, Star Resources, Inc. (the "Company") was in the broadcast communications business. The Company owned through a subsidiary, New View Broadcasting, Inc. ("New View"), a 74.5% beneficial interest in a UHF television station in Charleston, South Carolina. See "Channel 36 - WBNU-TV-36".

     On May 1, 1995, the Company agreed to transfer to Lawrence E. Steinberg all the outstanding stock of its wholly owned subsidiary, New View Broadcasting, Inc., a South Carolina corporation ("New View"). New View owns a television station in Charleston, South Carolina. The subsidiary comprises all of the revenue producing assets of the Company. The Company also transferred a judgment held by the Company against Gerald Arthur, former officer and director of the Company, and Christopher Arthur, former director and stockholder of the Company. As consideration for the subsidiary stock and the judgment, Mr. Steinberg agreed to release the Company from indebtedness in the amount of approximately $1,682,095, an amount approximately equal to or greater than the value of the assets transferred. Following these transactions, Star's only assets were a minimal amount of cash.

     The value of New View and its assets was determined by the Board of Directors of the Company, which consists of Mr. Steinberg, Michael A. Hershman and Arnold E. Baynard. The Company has not obtained an appraisal of New View or its assets. In its consideration of the transfer, and of the fairness of the transaction to the Company's stockholders, the Board of Directors of the Company considered, in addition to the value of New View, the following factors. First, New View was losing approximately $35,000 per month. Mr. Steinberg was advancing funds to New View to cover the losses; the continued operations of the television station owned by New View was dependent upon continuing advances by Mr. Steinberg. The Company had guaranteed such advances. Second, in connection with the advances made to cover the losses, Mr. Steinberg had a lien on all the stock of New View and all the assets of New View. The Company was not in a position to repay Mr. Steinberg in the amounts advanced. Finally, the Company had attempted to attract investors to New View or its assets on a reasonable basis, but had been unable to do so. In light of the foregoing, the Company's Board of Directors believed an arrangement that would permit Mr. Steinberg to acquire the New View stock in exchange for the release of the indebtedness owed by the Company to be fair to the Company's stockholders.


     On June 1, 1995, the Company purchased 600,000 shares of common stock, $.001 par value, of Preferred/telecom, Inc., a Delaware corporation ("Preferred/telecom"). On August 1, 1995, the Board of Directors of the Company approved the distribution of those shares of Preferred/telecom, Inc. as a dividend to the shareholders of the Company. The record date for the dividend was August 14, 1995 and the dividend was paid approximately ten days thereafter. See Item 5. Market for Registrant's Common Stock and Related Stockholder Matters



           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

Employees

     At April 30, 1996, the Company had no employees due to the transfer of New View Broadcasting, Inc. discussed above.

Item 2. Properties

     The executive offices of the Company are located at Two Lincoln Centre, Suite 540, 5420 LBJ Freeway, L.B. 56, Dallas, Texas 75240.



Item 3. Legal Proceedings

     In Case No. 393CV-1355P; Star Resources, Inc. vs. Gerald Arthur, Christopher T. Arthur, John J. Navin, D. Russell Thomas, Brain A. Hussain, Thomas, Hussain & Associates was awarded a $250,000 judgment against Gerald Arthur and Christopher T. Arthur. The Company had previously settled this case with other defendants for cash and the return of Company stock to the Company for cancellation. Messrs. Arthur and Arthur are former officers, directors, and stockholders of the Company. Messrs. Thomas, Hussain, and Thomas, Hussain &
Associates are the former outside auditors and accountants for New View Broadcasting, Inc. This judgment was assigned to Lawrence E. Steinberg on May 1, 1995. See Note 3 to the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     On July 1, 1995, the holders of a majority of Star stock approved, by written consent, the reduction in the par value of Star's common stock from $.001 to $.0001.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information

     There is currently no active market for the Company's common stock; however, the Company has been carried on the O-T-C information board.

     As of April 30, 1996, there were 774 holders of record of the Common Stock.

     Holders of Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company has never paid cash dividends on its Common Stock and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider. If the Company issues preferred stock, the Board of Directors will have the


           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96 right to establish the rights, designations and preferences thereof,including preferences as to payment of dividends and liquidation proceeds.

     On June 15, 1995, Preferred/telecom, Inc. filed a form S-1 Registration Statement with the Securities and Exchange Commission relating to the distribution by the Company of 600,000 shares of common stock , $.001 par value of Preferred/telecom owned by the Company, as a dividend to the holders of record of the Company's common stock. The Dividend Shares, which represent 8.5% of the issued and outstanding Common Stock of Preferred/telecom, were distributed by mail within approximately ten days of Securities and Exchange Commission approval on the basis of one share of Preferred/telecom common stock for each 69 shares of Star Common Stock held by the Company's stockholders. The Registration Statement became effective on August 14, 1995. Holders of Common Stock of the Company were not assessed or charged for the Dividend Shares. A prospectus of Preferred/telecom explaining the business of Preferred/telecom and the dividend was mailed to each shareholder of the Company along with a stock certificate for the dividend shares.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Year Ended April 30, 1996 as compared to year ended April 30, 1995

     For the year ended April 30, 1996, the Company had no revenue compared to revenue from advertising sales and related production of $1,285,254 for the year ended April 30, 1995. This decrease in revenue was due to the Company's transfer of New View Broadcasting, Inc. to the majority stockholder as discussed above.

     For the year ended April 30, 1996, the Company had expenses of $2393, which consisted entirely of general and administrative expenses compared to expenses of $1,811,972 for the year ended April 30, 1995. For the year ended April 30, 1996, the Company incurred a loss of $301,309 on the disposition of its investment in New View Broadcasting, Inc. compared to other income of $103,844 for the year ended April 30, 1995. See Notes 3 and 9 to the financial statements
 .

Year Ended April 30, 1995 as compared to year ended April 30, 1994

     For the year ended April 30, 1995, the Company had revenue from advertising sales and related production of $1,285,254 compared to $552,697 revenue for the year ended April 30, 1994. This increase in revenues of over two hundred percent is due to the advertisers in the market realizing the value offered by advertising on WBNU TV 36 and the station's increasing ratings and viewer awareness.

     General and Administrative expenses include office supplies, postage and delivery charges, printing expense, repairs and maintenance, registrar and transfer fees, utilities and other miscellaneous accounts. These expenses were higher for 1995 than 1994 due to the Company's increasing overhead related to increasing revenues. Interest


           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96 is primarily interest accrued on loans from the principal stockholder of the Company plus vendor finance charges. Programming expense is the monthly fee to Showplace Broadcasting , Inc. plus the amortization of broadcast rights for films and syndicated programming. Broadcast rights are amortized on a straight line basis over the contract period. See note 2 to the financial statements.

     Salaries and wages increased primarily due to a change in the company's compensation of its sales staff . Advertising and promotion increased due to more aggressive marketing of the station . Most of these charges were arranged on a barter basis. Agency commissions increased due to advertising revenue increases. During the year, the Company maintained a provision for doubtful accounts in the amount management believed sufficient to cover possible uncollectible accounts. Legal and accounting fees were higher for the year ended April 30, 1995 than the year ended April 30, 1994 due to the conclusion of litigation the Company had instituted. Accounting services were provided the Company from an entity owned by the majority stockholder (See note 6 to the financial statements). Since the Company has not generated any taxable income, no provision for federal income taxes is made (See note 5 to the financial statements). For the year ended April 30, 1995, the Company's net loss from operations was $82,890 less than for the year ended April 30, 1994. For the year ended April 30, 1995, the Company recognized revenue of $103,750 from the cancellation of a contract the Company had entered into for the purchase of another television station (See note 9 to the financial statements).

Liquidity and Capital Resources

     The Company has incurred significant losses during and after the development stage and has been dependent on stockholder loans to fund negative cash flow from operations. The Company's total liabilities exceeded its total assets at April 30, 1995 by $1,386,055. On May 1, 1995, the principal stockholder released Star Resources, Inc. from its indebtedness to him in exchange for all the capital stock of New View Broadcasting, Inc. and the transfer to the stockholder of the judgment obtained against Mr. Gerald Arthur. See notes 1, 3, and 7 to the financial statements. Substantially all operating losses have been incurred in the operation of New View Broadcasting, Inc. Star Resources, Inc. plans to continue to pursue its original purpose of acquiring privately held enterprises believed to have growth potential .


Item 7.  Financial Statements

     The Financial Statements as of and for the year ended April 30, 1996 are found following the signature pages to this Report.

PART III

Item 8. Directors, Executive Officers and Key Employees of Registrant

     The  following   table  contains   information   concerning  the  Company's
directors, executive officers and key employees. It is expected that these persons will serve in


           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96 these offices until the next annual meeting or until their respective successors are elected and qualified.

     LAWRENCE E. STEINBERG, age 60, Chairman of the Board of Directors, President, and Chief Executive Officer, has been engaged in the private practice of law in Dallas, Texas, since 1960. Since April, 1994, he has been "of counsel" to the law firm of Jenkens & Gilchrist, a Professional Corporation. Prior to that time he was a shareholder in the law firm of Johnson & Steinberg, P.C. (formerly Seeligson & Steinberg, P.C.) and its predecessors for over 20 years. The firm and its predecessor, Steinberg & Solomon, have acted as legal counsel to Star. Since April 1994, Mr. Steinberg has been a secretary and a director of LoneStar Hospitality Corporation.

     ARNOLD E. BAYNARD, age 66, is a Vice President of the Company and is the General Manager of WBNU-TV-36. Prior to joining the Company, and since 1990, Mr. Baynard was the General Manager of WUJM Radio in Charleston, South Carolina. From 1980 to 1990, Mr. Baynard owned and operated two highly rated restaurants in Charleston, and owned and operated MAP Advertising, a Charleston advertising and promotion agency. Mr. Baynard has worked in the radio business in various sales and management capacities since 1950. He studied textile engineering at North Carolina State University, Raleigh, North Carolina, in 1951, and attended the Charlotte School of Broadcasting, Announcing and Public Relations, Charlotte, North Carolina, in 1954.

     MICHAEL A. HERSHMAN, age 41, is Vice President and Treasurer of the Company. Mr. Hershman, a Certified Public Accountant, also served as the Executive Vice President of Eagle Equity Management, Inc., a company providing real estate and investment management services, during 1991 and 1992, and has been its President since December 1992. Lawrence E. Steinberg is the sole shareholder of Eagle Equity Management, Inc. From 1986 until 1991, Mr. Hershman was a partner in a firm providing real estate brokerage and management services. Mr. Hershman received a Bachelors degree in Accounting from the University of Texas at Austin in 1977.

Board of Directors and Committees of the Board

     During the year ended April 30, 1996 the Board of Directors held no meetings and took action by unanimous written consent on four occasions. There were no committee meetings during the year.

     The Company has no standard arrangements to compensate the directors for service in that capacity other than reimbursing them for expenses incurred in attending board meetings.

Item 9.  Executive Compensation

     The Company  qualifies as a "small  business  issuer" as defined by Item 10
(a)(1) of Regulation  S-B, and is providing  disclosure in this item pursuant to
Item 402 (a)(1)(i) of Regulation S-K.



           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

     Lawrence E. Steinberg, the Chief Executive Officer, received no compensation for his services during the fiscal year ended April 30, 1996. No other officer or director received any compensation during the fiscal year ended April 30, 1996.

Item 10.  Security Ownership of Certain Beneficial Owners and Management

     The following information is submitted as of July 26, 1996 with respect to the Company's voting securities owned beneficially by each person known by the Company owning more than 5% of the Common Stock of the Company (this being the only class of voting securities now outstanding) and by all directors and officers of the Company, individually and as a group:


                       Number of Shares                        Percentage of
Name and Address       Beneficially Owned                    Outstanding Shares

Arnold E. Baynard             3,898,034                          9.41%
1732 Pittsford Cir.
Charleston, SC  29412


Lawrence E. Steinberg         29,599,491(1)                     71.45%
5420 LBJ Freeway Suite 540
Dallas, TX  75240

Michael A. Hershman            3,048,537                         7.36%
5420 LBJ Freeway Suite 540
Dallas, TX  75240

All Directors and Officers    36,546,062 (1)                    88.22%
as a Group (3 persons)


     (1) Includes 4,000,000 shares owned by trusts for the benefit of Mr. Steinberg's children, of which he is a trustee.

Item 12. Certain Relationships and Related Transactions

     Lawrence E. Steinberg, the President, a director and a principal stockholder of the Company, had loaned to the Company, as of April 30 1995, $1,682,095, including $220,969 of accrued interest was reclassified as a loan from stockholder . These funds were used to purchase equipment and to finance the operations of the Company. In connection with the loaning of these funds, Mr. Steinberg obtained a security interest in the studio equipment of WBNU-TV-36 and the cable that the Company had previously purchased, the transmitter and antenna for which he advanced funds for the purchase, all of the outstanding stock of New View Broadcasting, Inc. ("New View") (a wholly owned subsidiary of the Company), and the stock of Caro Corporation held by the Company and New View. The loan was evidenced by a "grid note" bearing 10% interest per annum due on demand, or if no demand was made, the loan was due on


           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

July 15, 1996, with Star and New View being jointly and severally liable therefor. On May 1, 1995, Mr. Steinberg released Star Resources, Inc. from its indebtedness to him in exchange for all the capital stock of New View and the judgment obtained against Messrs. Gerald and Christopher Arthur. See notes 1, 3, and 7 to the financial statements.

     In June 1993, the Board of Directors and shareholders approved an incentive employee stock option plan (the Plan) which provides for the granting of options to key employees to purchase an aggregate of 1,000,000 shares of common stock. An option to purchase 250,000 shares at $0.10 per share was granted to Michael Baynard, Vice President of New View Broadcasting, Inc., an option to purchase 250,000 shares at $0.10 per share was granted to Byron J. Miller, Vice President of New View Broadcasting, Inc., and an option to purchase 50,000 shares at $0.10 per share was granted to Michael Caristi, Account Executive of New View Broadcasting, Inc. Such options could be exercised in increments over a five year period subject to continued employment by New View. On April 30, 1995, the option holders agreed to the cancellation of their options to purchase 550,000 shares of common stock. In exchange for the cancellation of their options, the Board of Directors allowed them to purchase during May 1995, 550,000 shares of common stock at $.01 per share subject to each agreeing to sell back to the Company at $.01 per share, a portion of the stock if their employment with New View is terminated prior to May 1, 1999.

     During the year ended April 30, 1996, the majority stockholder contributed $19,900 to the capital of the Company . During the fiscal year ended April 30, 1995, the Company received services in the amount of $24,000 from an entity owned by Mr. Steinberg. See Note 6 to the financial statements.

PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 10-KSB

     Financial Statements and Schedules

     Financial Statements may be found following the signature page of this Report.

         Exhibits

     3.1 Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on May 27, 1987 (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-19324).

     3.2 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 1, 1992. (incorporated by reference to Form 10-K for the year end April 30, 1992).

     3.3 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 15, 1992. (incorporated by reference to Form 10-K for the year end April 30, 1992).


           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

     3.4 By-Laws of the Company (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-19324).

     3.5 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on July 19, 1995 (incorporated by reference to Form 10-KSB-A and dated July 28, 1995).

     4.1 Specimen Form of Certificate for Common Stock (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-19324).

     10.1 Agreement and Plan of Reorganization dated February 13, 1992 among the Company, New View Broadcasting, Inc., and the shareholders of New View
Broadcasting,  Inc.  (incorporated  by reference to Form 8-K dated  February 24,
1992).

     10.2 Purchase Agreement by and between Caro Corporation and Gerald T. Arthur dated July 18, 1991. (incorporated by reference to Form 8-K dated February 24, 1992).

     10.3 Amended Purchase Agreement dated as of February 20, 1992 by and among Caro Corporation, the shareholders of Caro Corporation, and New View Broadcasting, Inc., amending Purchase Agreement described in Exhibit 10.2. (incorporated by reference to Form 8-K dated February 24, 1992).

     10.4 Asset Purchase Agreement dated as of November 22, 1991 by and between Keith Allen Collea and J & C Productions, Inc. (incorporated by reference to Form 8-K dated February 24, 1992).

     10.5 Agreement to Amend Purchase Agreement by and between Caro Corporation and New View Broadcasting, Inc. (incorporated by reference to Form 10-K for the year end April 30, 1992).

     16 Letter from John Zale, CPA, the Company's former certifying accountant. (incorporated by reference to Form 10-K for the year end April 30, 1992).

*Filed Herewith

        Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended April 30, 1996. Forms 8-K and 8-K-A both dated May 1, 1995 were filed with the Securities and Exchange Commission to report the transfer to Lawrence
E. Steinberg of all the common stock of New View and the judgment against Gerald Arthur and Christopher Arthur.


           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     STAR RESOURCES, INC.




July 26, 1996         By:/s/ Lawrence E. Steinberg
                             Lawrence E. Steinberg, Chief Executive Officer (Principal Executive Officer)




July 26, 1996         By:/s/ Michael A. Hershman
                             Michael A. Hershman, Vice President and Treasurer (Principal Financial Officer
                             and Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



July 26, 1996          By:
                              Arnold E. Baynard, Vice President, Secretary and Director



July 26, 1996          By:/s/ Lawrence E. Steinberg
                          Lawrence E. Steinberg,
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer



July 26, 1996           By:/s/ Michael A. Hershman
                           Michael A. Hershman, Vice President,
                           Treasurer and Director
                           (Principal Financial Officer
                           and Principal Accounting Officer)












           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.

                              Financial Statements
                                       and
                          Independent Auditor's Report
                                 April 30, 1996




           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                                 April 30, 1996



                                TABLE OF CONTENTS




Independent Auditor's Report................................................1


Balance Sheets..............................................................2


Statements of Operations ...................................................3


Statements of Stockholders' Equity..........................................4


Statements of Cash Flows....................................................5


Notes to Financial Statements...........................................6 - 9


Schedule V - Property, Plant and Equipment.................................10


Schedule VI - Accumulated Depreciation.....................................11







           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Star Resources, Inc.

     We have audited the accompanying balance sheet of Star Resources, Inc. (the "Company") as of April 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 1996, and we have audited the accompanying consolidated balance sheet of the Company and its subsidiary, New View Broadcasting, Inc. ("New View") as of April 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended April 30, 1995 and April 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Resources, Inc. as of April 30, 1996, the consolidated financial position of Star Resources, Inc. and New View as of April 30, 1995, the results of its operations and its cash flows for the year ended April 30, 1996, and the consolidated results of its operations and its cash flows for each of the years ended April 30, 1995 and April 30, 1994, in conformity with generally accepted accounting principles.

     In connection with our audits of the financial statements referred to above, we audited Schedule V - Property, Plant and Equipment and Schedule VI Accumulated Depreciation for each of the years ended April 30, 1996, April 30, 1995, and April 30, 1994. In our opinion, these financial schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.





Dallas, Texas
June 24, 1996




           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                                 Balance Sheets



                                                                                          April 30
                                                                                 1996                        1995
                   Assets

Current Assets
  Cash                                                                         $  261                    $  33,634
  Accounts receivable, net of $23,600 allowance
  for uncollectible accounts in 1995                                              -                        105,150
  Broadcast rights - Note 2                                                       -                        130,721

         Total Current Assets                                                     261                      269,505

Property and Equipment, at cost net of accumulated
  depreciation - Notes 2 and 7                                                    -                        163,191

Other Assets
  Investment in unconsolidated affiliate - Notes 4 and 7                          -                        334,858
  Broadcast rights - Note 2                                                       -                        179,580
  Other                                                                           -                          7,752

                                                                               $  261                   $  954,886
         Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable and accrued expenses - Note 6                               $  290                   $  194,292
  Contracts payable for broadcast rights                                          -                        322,942
  Advances from stockholders - Note 6                                             -                         17,000
  Loan from stockholder - Notes 3 and 7                                           -                      1,682,095

         Total Current Liabilities                                                290                    2,216,329

Contracts payable for broadcast rights                                            -                        124,612

Stockholders' Deficit
    Preferred stock - $.01 par value
      Authorized - 1,000,000 shares
      Issued and outstanding - none                                               -                          -
    Common stock - $.0001 par value
      Authorized - 120,000,000 shares
      Issued and outstanding - 41,426,186 shares - Note 2                       4,142                       40,876
    Additional paid-in capital                                                356,626                      294,492
    Retained deficit                                                        (360,797)                  (1,721,423)

         Total Stockholders' Deficit                                             (29)                  (1,386,055)

                                                                               $  261                   $  954,886


   The accompanying notes are an integral part of these financial statements.

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                            Statements of Operations



                                                                       For the Year Ended April 30

                                                     1996                       1995                      1994

REVENUE:

  Advertising                                  $       -                $    657,746              $    323,444
  Bartering                                            -                     596,698                   187,149
  Other                                                -                      30,810                    42,104

         Total Revenue                                 -                   1,285,254                   552,697

EXPENSES:

  Advertising and promotion                            -                     213,044                   170,532
  Agency and sales commissions                         -                      92,769                    62,397
  Depreciation                                         -                      55,377                    69,105
  Interest                                             -                     124,896                    75,893
  Legal and accounting                                 -                      52,140                    40,562
  Programming                                          -                     512,190                   154,695
  Provision for uncollectible accounts                 -                      52,697                    26,149
  Rents                                                -                      66,000                    60,500
  Salaries and wages                                   -                     360,055                   288,314
  General and administrative                         2,393                   282,804                   214,158

         Total Expenses                              2,393                 1,811,972                 1,162,305

Net loss from operations                           (2,393)                 (526,718)                 (609,608)

OTHER INCOME (EXPENSE):

  Interest income                                      -                          94                        -
  Cancellation of contract - Note 9                    -                     103,750                        -
  Loss on disposition of investment
    in New View Broadcasting, Inc. - Note 3      (301,309)                        -                         -

           Total Other Income (Expense)          (301,309)                   103,844                        -

Net Loss                                     $   (303,702)             $   (422,874)             $   (609,608)

Weighted average number of
  shares outstanding                            41,403,583                41,846,088                42,339,519

Loss Per Share - Note 2                      $     (.0073)             $     (.0101)            $      (.0144)




The accompanying notes are an integral part of these financial statements.

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                       Statements of Stockholders' Equity


                                                                     Additional                        Total
                                                      Common Stock    Paid-in          Retained     Stockholders'
                                                Shares      Amount    Capital          Deficit    Equity (Deficit)



Balance April 30, 1993                     39,957,150   $  39,957     $292,552    $   (688,941)       $  (356,432)

Net loss for the year ended
  April 30, 1994                                                                      (609,608)          (609,608)

Shares issued for cash                      2,858,839       2,859                                            2,859

Balance April 30, 1994                     42,815,989      42,816      292,552      (1,298,549)          (963,181)
Net loss for the year ended
  April 30, 1995                                                     (422,874)        (422,874)

Shares returned and cancelled             (1,939,803)      (1,940)       1,940                                 -

Balance April 30, 1995                     40,876,186      40,876      294,492      (1,721,423)        (1,386,055)


Shares issued for cash - Note 8               550,000         550        4,950                               5,500

Disposition of investment in New
  View Broadcasting, Inc. - Note 3                                                    1,688,328          1,688,328

Capital contribution - Note 6                                           19,900                              19,900

Reduction in par value of stock - Note 2                 (37,284)       37,284                                  -

Dividend distribution                                                                  (24,000)           (24,000)

Net loss for the year ended
  April 30, 1996                                                                      (303,702)          (303,702)



Balance April 30, 1996                     41,426,186   $   4,142     $356,626    $   (360,797)         $     (29)




   The accompanying notes are an integral part of these financial statements.

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                            Statements of Cash Flows

                                                                           For the Year Ended April 30
                                                                     1996              1995              1994

OPERATING ACTIVITIES:

Net Loss                                                          $(303,702)      $(422,874)       $(609,608)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation                                                        -               55,377           69,105
  Provision for uncollectible accounts receivable                     -               52,697           26,149
  Increase in accounts payable                                      290               37,247           38,241
  Increase in receivables                                             -            (109,041)         (61,296)
  Increase in interest payable                                        -              122,602           73,390
  Amortization of broadcast rights in excess
    of payments on long-term contracts                                -               36,708           78,880
  Other, Net                                                          -                (286)          (5,821)
  Loss on disposition of subsidiary                             301,309               -                -

    Net Cash Used by Operating Activities                       (2,103)            (227,570)        (390,960)

INVESTING ACTIVITIES:

  Payments for property and equipment                                 -             (66,326)         (28,489)
  Deposit for potential acquisition                                   -               -             (160,000)
  Return of deposit for potential acquisition                         -              160,000           -
  Increase in investment in unconsolidated
   affiliate                                                          -            (202,550)           -
  Cash in disposed of subsidiary                               (32,670)               -                -

    Net Cash Used by Investing Activities                      (32,670)            (108,876)        (188,489)

FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                          5,500               -                2,859
  Advances from stockholders                                          -             369,960          572,000
  Capital contribution                                           19,900               -                -
  Dividend distribution                                        (24,000)               -                -

    Net Cash Provided by Financing Activities                     1,400             369,960          574,859

NET INCREASE (DECREASE) IN CASH                                (33,373)              33,514          (4,590)

CASH AT BEGINNING OF PERIOD                                      33,634                 120            4,710

CASH AT END OF PERIOD                                        $      261           $  33,634       $      120

   The accompanying notes are an integral part of these financial statements.

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                          Notes to Financial Statements
                                 April 30, 1996


1. Organization

     Star Resources, Inc. ("Company") was incorporated on May 27, 1987. The Company was organized for the purpose of acquiring privately held enterprises believed to have growth potential irrespective of any particular industry. On February 24, 1992, the Company acquired all the outstanding stock of New View Broadcasting, Inc. ("New View"), a broadcast communications company. New View operates WBNU-TV Channel 36, a high power UHF television station located in Charleston, South Carolina. On May 1, 1995, the Company disposed of its entire investment in New View. (The New View disposition is discussed in Note 3.) The Company plans to pursue its original purpose of acquiring privately held enterprises believed to have growth potential.

2. Significant Accounting Policies

Consolidation
     The financial statements as of April 30, 1995, and for each of years ended April 30, 1995 and April 30, 1994 include the accounts of the Company and its wholly-owned subsidiary, New View. The acquisition of the New View outstanding shares was recorded utilizing the pooling of interests method of accounting. All significant intercompany transactions are eliminated. On May 1, 1995, the Company disposed of its entire investment in New View. As of April 30, 1996, and for the year ended April 30, 1996, the financial statements include the accounts of the Company only.

Broadcast Rights
     Broadcast rights consist principally of rights to broadcast feature films and syndicated programs and are stated at the lower of cost or net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Broadcast rights are amortized on a straight line basis over the contract period. The current portion of broadcast rights represents those rights available for broadcast that are expected to be utilized in the succeeding year.

Property, Equipment and Depreciation
     Property and equipment is recorded at cost. Depreciation is computed using an accelerated method based on the estimated useful lives of three to ten years.

     The significant categories of property and equipment are as follows:

                                                                            1996                  1995

                  Furniture and fixtures                               $     -                $   15,307
                  Equipment                                                  -                   290,604
                  Vehicles                                                   -                     1,487
                                                                             -                   307,398
                  Accumulated depreciation                                   -                 (144,207)
                                                                       $     -                 $ 163,191

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                    Notes to Financial Statements (Continued)
                                 April 30, 1996


2. Significant Accounting Policies - Continued

Per Common Share Information
     Net loss per common share is computed by dividing the net loss by the average number of shares outstanding during the period.

Common Stock - Par Value
     On July 1, 1995, the Company amended its Articles of Incorporation to reduce the par value of its common stock from $.001 to $.0001.

3. Disposition of New View

     On May 1, 1995, the Company transferred all of its stock in New View to Lawrence E. Steinberg, the majority stockholder of the Company. Such shares represented all of the issued and outstanding capital stock of New View. The Company also transferred to Mr. Steinberg a $250,000 default judgement in favor of the Company relating to the acquisition of New View. As consideration for the shares of New View and for the judgement, Mr. Steinberg released the Company from its obligation as guarantor of his loans to New View.

4. Investment in Unconsolidated Affiliate

     Prior to its acquisition by the Company, New View issued common shares to a member of its Board of Directors in exchange for a contract. The contract entitled New View to acquire forty-nine percent (49%) of the outstanding stock of Caro Corporation ("Caro") in exchange for approximately $49,000 of equipment. During August, 1992, New View exercised its right and acquired 49% of the outstanding stock of Caro. Caro has no significant operations and holds a broadcasting license granted by the Federal Communications Commission ("FCC") on March 31, 1993 to operate a high power television station in Charleston, South Carolina. On April 30, 1995, New View purchased an additional twenty-five and one- half percent (25.5%) of Caro outstanding stock. New View paid $202,550 for the additional stock.

5. Income Taxes

     For the three years ended April 30, 1996, no provision for federal income taxes was recorded due to the losses from operations. As of April 30, 1996, the Company had net operating loss carryforwards of $35,500 expiring from 2007 through 2011 and a capital loss carryforward of $301,300 expiring in 2001. The deferred tax asset totalling $114,500 relating to the tax benefit associated with the net operating loss and capital loss carryforwards has been fully reserved due to the uncertainty of future operational profitability of the Company and the uncertainty of the Company's ability to generate capital gain income sufficient to offset the capital loss.

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                    Notes to Financial Statements (Continued)
                                 April 30, 1996


6. Related Party Transactions

     Various minority stockholders have advanced funds to serve as temporary working capital. At April 30, 1995 advances from these stockholders totalled $17,000. During the year ended April 30, 1996, the majority stockholder contributed $19,900 to the capital of the Company.

     At April 30, 1995 the Company owed $58,500 to an entity owned by the majority stockholder for accounting services. In addition, the Company owed $20,790 at April 30, 1995 to an entity partially owned by the majority stockholder for legal services.

7. Loan from Stockholder

     New View has borrowed from Lawrence E. Steinberg, the majority stockholder of the Company, to partially fund operations. The Board of Directors has authorized New View to borrow up to $2,500,000 bearing interest at 10% per annum. At April 30, 1995, New View had borrowed $1,682,095. The note is due on demand or on July 15, 1996 if no demand is made and is secured by equipment and all of the outstanding shares of New View and the shares owned in Caro. At April 30, 1995, New View reclassified $122,602 of accrued interest payable to loan from stockholder. As discussed in Note 3, on May 1, 1995, Mr. Steinberg released the Company from its obligation as guarantor of the note in exchange for all of the capital stock of New View.

8. Employee Stock Option Plan

     In June 1993, the Board of Directors and shareholders approved an incentive employee stock option plan (the Plan), which provides for the granting of options to key employees to purchase an aggregate of 1,000,000 shares of common stock. The Plan provides for the granting of incentive stock options as defined by the Internal Revenue Code. The exercise period for the options are to be determined by the Board of Directors but shall not exceed ten years from the date granted. The exercise price of the options shall be determined by the Board of Directors at the time the option is granted, with such price not to be less than one hundred percent of the fair market value of the Company's common stock on the date of the grant. On May 1, 1994, options to purchase 500,000 shares of common stock were issued at an option price of $.10 per share. These options were exercisable at 25% per year beginning one year from date of issuance.


     During May, 1995, the option holders agreed to the cancellation of their options to purchase 500,000 shares of common stock. In exchange for the cancellation of their options, the Board of Directors allowed them to purchase during May, 1995, 500,000 shares of common stock of the Company at $.01 per share subject to each agreeing to sell back to the Company at $.01 per share, a portion of the stock if their employment with New View is terminated prior to May 1, 1998. Additionally during May, 1995,

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                    Notes to Financial Statements (Continued)
                                 April 30, 1996


8. Employee Stock Option Plan - Continued

     another employee was allowed to purchase 50,000 shares of common stock of the Company at $.01 per share subject to his agreeing to sell back to the Company at $.01 per share, a portion of the stock if his employment with New View is terminated prior to May 1, 1998.

9. Cancellation of Contract

     The Company had entered into a contract with the bankruptcy trustee of another television station to acquire the station. Under the terms of the contract, if the trustee accepted a higher bid for the station than that offered by the Company, the Company would be returned its $160,000 deposit and would be paid a contract cancellation fee equal to 25% of the increase in the sales price for the station. During the year ended April 30, 1995, such event occurred. The cancellation fee paid to the Company was $103,750.

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                   Schedule V - Property, Plant and Equipment Years Ended April 30, 1996, 1995, and 1994

                                Balance at                                                              Balance at
                               Beginning of        Additions                          Other               End of
Classification                    Period             at Cost        Retirements      Changes              Period

Year ended April 30, 1996

Furniture and Fixtures           $   15,307        $     -          $     -     $  (15,307) (3)          $     -

Equipment                           290,604              -                -       (290,604) (3)                -

Vehicles                              1,487              -                -         (1,487) (3)                -
                                  $ 307,398        $     -          $     -     $ (307,398)              $     -

Year ended April 30, 1995

Furniture and Fixtures           $   15,307        $     -          $     -     $      -                 $ 15,307

Equipment                           224,278           66,326              -            -                  290,604

Vehicles                              1,487             -                 -            -                    1,487
                                 $  241,072        $  66,326        $     -     $      -               $  307,398

Year ended April 30, 1994

Furniture and Fixtures           $   15,307        $    -           $     -     $      -               $   15,307

Equipment                           228,472           27,002              -        (40,000) (1)           224,278
                                                                                     8,804  (2)

Vehicles                              -                1,487              -            -                    1,487
                                  $ 243,779       $   28,489        $     -     $  (31,196)            $  241,072




(1)      Basis adjustment due to reduction in purchase price.

(2)      Equipment acquired via bartering.

(3)      Assets of disposed subsidiary.

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

                              STAR RESOURCES, INC.
                     Schedule VI -  Accumulated  Depreciation  Years Ended April
                   30, 1996, 1995, and 1994


                                Balance at                                                              Balance at
                               Beginning of        Additions                             Other            End of
Classification                    Period             at Cost        Retirements         Changes           Period

Year ended April 30, 1996

Furniture and Fixtures           $    8,501       $     -           $     -       $    (8,501) (1)        $   -

Equipment                           135,409             -                 -          (135,409) (1)            -

Vehicles                                297             -                 -              (297) (1)            -
                                  $ 144,207       $     -           $     -       $  (144,207)                -

Year ended April 30, 1995

Furniture and Fixtures           $    5,723       $   2,778         $     -       $       -             $   8,501

Equipment                            83,107          52,302               -               -               135,409

Vehicles                             -                  297               -               -                   297
                                  $  88,830        $ 55,377         $     -       $       -              $144,207

Year ended April 30, 1994

Furniture and Fixtures            $   1,908       $   3,815         $     -       $       -             $   5,723

Equipment                            17,817          65,290               -               -                83,107

Vehicles                             -                -                   -               -                   -
                                  $  19,725       $  69,105         $     -       $       -             $  88,830




(1)      Assets of disposed subsidiary.

           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96

    THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM STAR RESOURCES INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
                                   STATEMENTS


                                                                    April 30,       April 30,
                                                                       1996           1995
                                                                 --------------------------------

Cash and cash items                                                         $261         $33,634
Marketable securities                                                          0               0
Notes and accounts receivable-trade                                            0         128,750
Allowances for doubtful accounts                                               0          23,600
Inventory                                                                      0               0
Total current assets                                                         261         269,505
Property, plant and equipment                                                  0         307,398
accumulated deprecation                                                        0         144,207
total assets                                                                 261         954,886
Total current liabilities                                                    290       2,216,329
bonds, mortgages, and similar debt                                             0               0
Preferred stock-mandatory redemption                                           0               0
Preferred stock-no mandatory redemption                                        0               0
Common stock                                                               4,142          40,876
Other stockholders' equity                                               (4,171)     (1,680,547)
Total liabilities and stockholders' equity                                   261     (1,386,055)
Net sales of tangible products                                                 0               0
Total revenues                                                                 0       1,389,098
Cost of tangible goods sold                                                    0               0
Total costs and expenses applicable to sales and revenues                  2,393       1,811,972
other costs and expenses                                                       0               0
Provision for doubtful accounts and notes                                      0               0
Interest and amortization of debt discount                                     0         124,896
Income before taxes and other items                                        2,393       (422,874)
Income tax expense                                                             0               0
Income/loss continuing operations                                          2,393       (422,874)
Discontinued operations                                                (301,309)               0
Extraordinary items                                                            0               0
Cumulative effect- changes in accounting principles                            0               0
Net income or loss                                                     (303,702)       (422,874)
Earnings per share - primary                                           ($0.0073)       ($0.0101)
Earnings per share - fully diluted                                     ($0.0073)       ($0.0101)







           STAR RESOURCES, INC. - FORM 10-KSB-A FOR YEAR ENDED 4/30/96