Form 10QSB/A
period 1995-07-31
STAR RESOURCES INC /DE/
filed 1996-07-31
CIK 827065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB\A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

          For Quarter Ended July 31, 1995 Commission File No. 33-19324


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

Registrant's telephone number, including area code: (214)770-2255/(803)884-3185


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

                                                         YES X NO

As of October 23, 1995, there were outstanding 41,426,186 shares of common stock, $.0001 par value.



STAR RESOURCES, INC.

Balance
Sheets

(Audited and consolidated as of April 30, 1995; Unaudited as of July
31, 1995)


                                                                                                         July 31,    April 30,
                                                                                                           1995           1995
                                                                                                --------------------------------

ASSETS

- ------------

Current Assets

            Cash                                                                                           $101         $33,634
            Accounts receivable, net of allowance for doubtful accounts                                    -            105,150

            of  $23,600 at April 30,1995

            Broadcast rights                                                                               -            130,721

                                                                                                --------------------------------

              Total Current Assets                                                                          101         269,505


Property and Equipment, at cost net of                                                                     -            163,191
depreciation


Other Assets

            Investment in unconsolidated affiliate                                                         -            334,858

            Investments                                                                                  24,000           -

            Broadcast rights, net of amortization                                                          -            179,580

            Other                                                                                          -              7,752

                                                                                                --------------------------------
                                                                                                        $24,101        $954,886
                                                                                                ================================



Liabilities and Stockholders' Equity

- ---------------------------------------------------

Current
Liabilites

            Accounts payable and accrued                                                                   -            194,292
            expenses

            Contracts payable for broadcast                                                                -            322,942
            rights

            Advance from stockholders                                                                      -             17,000

            Loan from stockholder                                                                          -          1,682,095

                                                                                                --------------------------------

            Total Current Liabilities                                                                      0          2,216,329


Contracts payable for broadcast                                                                            -            124,612
rights

                                                                                                --------------------------------

            Total  Liabilities                                                                             0          2,340,941


Preferred stock- $.01 par value

  Authorized -1,000,000 shares                                                                             -               -

  Issued and outstanding-none

Common stock-

Authorized -120,000,000 shares

41,426,186 issued and outstanding July 31, 1995 par value $.0001

40,876,186 issued and outstanding April 30, 1995 par value $.001                                          4,143          40,876


Additional paid-in                                                                                      355,128         294,492
capital

Retained                                                                                              (335,170)      (1,721,423)
deficit
                                                                                                --------------------------------

            Total Stockholders' Equity (Deficit)                                                        $24,101     ($1,386,055)
                                                                                                --------------------------------

                                                                                                        $24,101        $954,886
                                                                                                ================================





STAR RESOURCES, INC.

Statements of Operations

Unaudited; Consolidated for the period ending July 31, 1994

                                                                                                             Three months ended
                                                                                                                  July 31,
                                                                                                            1995            1994
                                                                                                ---------------------------------

Advertising                                                                                                   $0        $154,987

Bartering                                                                                                      -          69,565

Other                                                                                                          -             458
                                                                                                ---------------------------------

Total Revenue                                                                                                 $0        $225,010

                                                                                                ---------------------------------

Expenses:

Accounting                                                                                                    $0         $11,665
fees

Administration                                                                                                 -          21,368

Advertising and                                                                                                -          20,491
promotion

Agency Commissions                                                                                             -           9,852

Consulting                                                                                                     -             221
fees

Depreciation                                                                                                   -          10,335

Insurance                                                                                                      -           6,169

Interest                                                                                                       -          30,196

Legal                                                                                                        398          12,269
Programming                                                                                                    -          92,143

Rents                                                                                                          -          16,500
Salaries and wages                                                                                             -          82,929

Supplies                                                                                                       -           8,372

Taxes                                                                                                          -          10,272
Telephone                                                                                                      -           5,364

Travel                                                                                                         -           2,557
Utilities                                                                                                      -           7,267
Other                                                                                                        366          11,537
                                                                                                ---------------------------------

Total                                                                                                        764         359,507
Expenses

                                                                                                ---------------------------------

Net Income (Loss) from operations                                                                         ($764)      ($134,497)


Loss on disposition of investment                                                                      (301,309)            -

                                                                                                ---------------------------------

Net                                                                                                   ($302,073)      ($134,497)
loss
                                                                                                =================================

Weighted average loss per share                                                                       ($0.00729)      ($0.00314)

                                                                                                =================================




STAR RESOURCES, INC.

Statements of Cash Flows

Unaudited;Consolidated for the period ending July 31,
1994


                                                                                                       Three months ended
                                                                                                            July 31,
                                                                                                      1995            1994
                                                                                                ---------------------------------

Net                                                                                                   ($302,073)      ($134,497)
loss

Adjustments to reconcile net loss to net cash used

during the development stage:


Accounts receivable                                                                                            -        (52,177)

Allowance for doubtful accounts                                                                                -           3,000

Accounts                                                                                                       -          27,277
payable

Salaries                                                                                                       -           (376)
payable

Payroll taxes payable                                                                                          -           1,806

Depreciation and amortization                                                                                  -          42,613

Interest                                                                                                       -          29,397
payable

Loss on disposition of subsidiary                                                                         301,309            -

                                                                                                ---------------------------------

Net cash used during the development stage                                                                 (764)        (82,957)


CASH FLOWS USED FOR INVESTING ACTIVITIES:


Proceeds from prepaid insurance                                                                              -             4,591

Proceeds used for security deposit                                                                           -           160,000

Proceeds used for equipment                                                                                  -           (2,628)

Proceeds used for prepaid                                                                                    -           (9,367)
insurance

Proceeds used for programming                                                                                -          (20,049)

Investments                                                                                             (24,000)            -

                                                                                                ---------------------------------

Net cash used in                                                                                        (24,000)         132,547
investing


CASH FLOWS FROM FINANCING
ACTIVITIES:


Advances from shareholders                                                                                   -           139,500

Repay advances from shareholders                                                                             -         (160,000)

Proceeds from paid in capital                                                                             18,402               0

Proceeds from issuance of common stock                                                                     5,500               0

Programming notes payable                                                                                    -          (11,651)

                                                                                                ---------------------------------

Net cash from (used) in financing                                                                        23,902        (32,151)

                                                                                                ---------------------------------

Net increase (decrease) in cash                                                                            (862)          17,439


CASH AT BEGINNING OF                                                                                         964           (675)
PERIOD

                                                                                                ---------------------------------

CASH AT END OF                                                                                              $102         $16,764
PERIOD

                                                                                                =================================




STAR RESOURCES, INC.

Consolidated Statements of Changes in Stockholders'
Equity

Unaudited


                                                                          Additional                          Total
                                                 Common Stock              Paid-in         Retained        Stockholders'
                                            Shares         Amount          Capital          Deficit          Equity
                                  -------------------------------------------------------------------------------------

Balance April 30, 1994                   42,815,989       42,816            292,552      (1,298,549)         (963,181)


Net loss for the quarter
ended July 31, 1994                           -              -                  -          (134,497)         (134,497)

                                  -------------------------------------------------------------------------------------

Balance July 31, 1994                    42,815,989      $42,816           $292,552      ($1,433,046)       ($1,097,678)


Shares returned and                     (1,939,803)      (1,940)               1940                                  0
cancelled


Net loss for the quarter
ended October 31, 1994                        -              -                   -            (5,410)           (5,410)

                                  -------------------------------------------------------------------------------------

Balance October 31,                      40,876,186      $40,876           $294,492      ($1,438,456)       ($1,103,088)
1994


Net loss for the quarter
ended January 31, 1995                        -              -                   -          (165,883)         (165,883)

                                  -------------------------------------------------------------------------------------

Balance January 31,                      40,876,186       40,876            294,492       (1,604,339)       (1,268,971)
1995


Net loss for the quarter
ended April 30, 1995                          -              -                   -          (117,084)         (117,084)

                                  -------------------------------------------------------------------------------------

Balance April 30, 1995                   40,876,186       40,876            294,492      (1,721,423)       (1,386,055)

Issuance of common                          550,000          550              4,950                              5,500
stock


Elimination of investment
  in New View Broadcasting, Inc.                                                           1,686,328         1,686,328


Capital contribution                                                         18,400                             18,400


Change in par value of                                  (37,284)             37,284                                  0
stock


Net income for the quarter
ended July 31, 1995                            -              -                  -          (300,074)         (300,074)

                                  -------------------------------------------------------------------------------------

Balance July 31, 1995                    41,426,186        4,142            355,126        (335,169)            24,099

                                  =====================================================================================





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM STAR
RESOURCES INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS



                                                                       July 31,         April 30,
                                                                         1995              1995
                                                              ------------------------------------

Cash and cash items                                                       $101            $33,634

Marketable securities                                                        0                  0

Notes and accounts receivable-                                               0            128,750
trade

Allowances for doubtful accounts                                             0             23,600

Inventory                                                                    0                  0

Total current assets                                                       101            269,505

Property, plant and equipment                                                0            307,398

accumulated                                                                  0            144,207
deprecation

total assets                                                            24,101            954,886

Total current liabilities                                                    0          2,216,329

bonds, mortgages, and similar debt                                           0                  0

Preferred stock-mandatory                                                    0                  0
redemption

Preferred stock-no mandatory redemption                                      0                  0

Common stock                                                             4,143             40,876

Other stockholders'                                                     19,958        (1,680,547)
equity

Total liabilities and stockholders'                                     24,101        (1,386,055)
equity

Net sales of tangible products                                               0                  0

Total revenues                                                               0          1,389,098

Cost of tangible goods                                                       0                  0
sold

Total costs and expenses applicable to                                     764          1,811,972
sales and revenues

other costs and                                                              0                  0
expenses

Provision for doubtful accounts and notes                                    0                  0

Interest and amortization of debt                                            0            124,896
discount

Income before taxes and other                                            (764)          (422,874)
items

Income tax expense                                                           0                  0

Income/loss continuing operations                                        (764)          (422,874)

Discontinued operations                                              (301,309)                  0

Extraordinary items                                                          0                  0

Cumulative effect- changes in accounting                                     0                  0
principles

Net income or loss                                                   (302,073)          (422,874)

Earnings per share -                                                 ($0.0073)            $0.0101
primary

Earnings per share - fully diluted                                   ($0.0073)            $0.0101

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     STAR RESOURCES, INC.
                                                     (Registrant)





Date:   June 7, 1996                         By:___s/Lawrence E. Steinberg



                                 Lawrence E. Steinberg, Chief Executive Officer
                                              Principal Executive Officer




Date: June 7, 1996                                By: Michael A. Hershman
     -------------                                  --------------------
                                               Michael A. Hershman, Treasurer
                                                 Principal Financial Officer