Form 10QSB/A
period 1995-10-31
STAR RESOURCES INC /DE/
filed 1996-07-31
CIK 827065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB\A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

         For Quarter Ended October 31, 1995 Commission File No. 33-19324


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

                                                         YES X NO

As of December 13, 1995, there were outstanding 41,426,186 shares of common stock, $.0001 par value.




STAR RESOURCES, INC.

(Audited and consolidated as of April 30, 1995; Unaudited as of October 31,1995)
See Notes


                                                                                October 31,           April 30,
                                                                                   1995                 1995
                                                                          -------------------------------------

ASSETS
- -------------

Current Assets

            Cash                                                                     $127              $33,634
            Accounts receivable, net of allowance for

            uncollectible accounts of $23,600 at April 30,                            -                105,150
            1995

            Broadcast rights                                                          -                130,721

                                                                          -------------------------------------

            Total Current                                                             127              269,505
            Assets


Property and Equipment, at cost net of depreciation                                   -                163,191


Other Assets

            Investment in unconsolidated affiliate                                    -                334,858

            Broadcast rights, net of amortization                                     -                179,580

            Other                                                                     -                  7,752
                                                                          -------------------------------------
                                                                                     $127             $954,886
                                                                          =====================================

Liabilities and Stockholders' Equity
- ------------------------------------------------------

Current Liabilities

            Accounts payable and accrued expenses                                     -                194,292

            Contracts payable for broadcast rights                                    -                322,942

            Advance from stockholders                                                 -                 17,000

            Loan from stockholder                                                     -              1,682,095

                                                                          -------------------------------------

            Total Current Liabilities                                                 0              2,216,329


Contracts payable for broadcast                                                       -                124,612
rights

                                                                          -------------------------------------

            Total  Liabilities                                                        0              2,340,941


Preferred stock- $.01 par value

  Authorized -1,000,000 shares                                                         -                 -

  Issued and outstanding-none

Common stock-

  Authorized -120,000,000 shares

Issued and outstanding-40,876,186 par value $.001 April 30, 1995;

41,426,186 par vaule $.0001 issued and outstanding                                  4,143               40,876
October 31, 1995.


Additional paid-in capital                                                        355,128              294,492

Retained deficit                                                                (359,144)          (1,721,423)


                                                                          -------------------------------------

            Total Stockholders' Equity (Deficit)                                     $127         ($1,386,055)

                                                                          -------------------------------------
                                                                                     $127             $954,886
                                                                          =====================================




STAR RESOURCES, INC.

 Statements of Operations

Unaudited ; Consolidated for the period ending October 31, 1994


                                               Three months ended                                  Six months ended
                                                   October 31,                                        October 31,
                                           1995               1994                               1995               1994
                                     ---------------------------------------            ---------------------------------------

Advertising                                 $0                     $162,968                       $0                  $308,080

Other                                        -                      220,791                        -                   300,595
                                     ---------------------------------------            ---------------------------------------

Total Revenue                               $0                     $383,759                       $0                  $608,674

                                     ---------------------------------------            ---------------------------------------

Expenses:

Accounting fees                             $0                       $8,925                       $0                   $20,590

Administration                               -                       29,447                        -                    50,816

Advertising and promotion                    -                       59,875                        -                    80,365

Agency Commissions                           -                       12,945                        -                    22,798

Consulting fees                              -                          602                        -                       823

Depreciation                                 -                       12,421                        -                    21,816

Insurance                                    -                        7,905                        -                    14,073

Interest                                     -                       29,851                        -                    60,047
Legal                                        -                          635                       398                   12,904
Programming                                  -                      181,682                        -                   273,824

Rents                                        -                       16,500                        -                    33,000
Salaries and wages                           -                       88,284                        -                   171,214

Supplies                                     -                        7,243                        -                    15,615

Taxes                                        -                        9,684                        -                    19,956
Telephone                                    -                        5,695                        -                    11,058

Travel                                       -                        4,484                        -                     7,041
Utilities                                    -                        6,537                        -                    13,804
Other                                      (26)                      11,204                      340                    22,740
                                     ---------------------------------------            ---------------------------------------

Total Expenses                             (26)                     493,919                      738                   852,487

                                     ---------------------------------------            ---------------------------------------

Net Income (Loss) from                      $26                  ($110,161)                   ($738)                ($243,813)
operations


Loss on disposition of                 (301,309)                        -                  (301,309)                       -
investment

                                     ---------------------------------------            ---------------------------------------

Net                                   ($301,283)                 ($110,161)                         ($302,047)      ($243,813)
loss
                                     =======================================            =======================================

Weighted Average loss                  ($0.0073)                  ($4.6678)                          ($0.0073)       ($0.0057)
per share

                                     =======================================            =======================================




STAR RESOURCES,
INC.

 Statements of Cash Flows

Unaudited ; Consolidated for the period ending October 31, 1994



                                                                                  Six months ended
                                                                                    October 31,
                                                                                1995             1994
                                                                          -------------------------------------

Net                                                                             (302,047)            (383,721)
loss

Adjustments to reconcile net loss to net cash used


Accounts receivable                                                              -                   (144,005)

Accounts payable and accrued                                                     -                      43,473
expenses

Depreciation and                                                                 -                     181,886
amortization

Accrued interest                                                                 -                     117,788

Loss on disposition of subsidiary                                                301,309                    -

                                                                          -------------------------------------

Net cash used                                                                   (738)                (184,579)


CASH FLOWS USED FOR INVESTING ACTIVITIES:



Proceeds from security deposit                                                   -                     160,000

Proceeds used for equipment and                                                  -                    (27,431)
furniture

Proceeds used for leasehold                                                      -                     (4,900)
improvements

Proceeds from prepaid insurance                                                  -                     (8,843)

Proceeds used for programming                                                    -                    (71,292)

Investments                                                                  (24,000)

                                                                          -------------------------------------

Net cash from (used) in investing                                            (24,000)                   47,534


CASH FLOWS FROM FINANCING ACTIVITIES:


Advances from                                                                    -                     379,000
shareholders

Proceeds from issuance of common                                                550                          0
stock

Proceeds from cancellation of common stock                                       -                     (1,940)

Proceeds from paid in                                                         23,350                         -
capital

Programming notes                                                                -                     385,387
payable

Payment of programming notes                                                     -                   (403,239)

Payment of shareholder                                                           -                   (300,000)
loans

                                                                          -------------------------------------

Net cash used in financing                                                      23,900                  59,208

                                                                          -------------------------------------

Net increase (decrease) in cash                                                  (838)                (77,837)


CASH AT BEGINNING OF PERIOD                                                        964                 (1,470)

                                                                          -------------------------------------

CASH AT END OF                                                                    $126               ($79,307)
PERIOD

                                                                          =====================================






STAR RESOURCES, INC.

 Statements of Changes in Stockholders' Equity

Unaudited; Consolidated through April 30, 1995



                                                                                  Additional                         Total
                                                        Common Stock              Paid-in           Retained      Stockholders'
                                              Shares                  Amount      Capital           Deficit          Equity
                                     ------------------------------------------------------------------------------------------
Balance April 30, 1994                       42,815,989               42,816       292,552          (1,298,549)      (963,181)


Net loss for the quarter
ended July 31, 1994                              -                       -            -               (134,497)      (134,497)

                                     ------------------------------------------------------------------------------------------

Balance July 31, 1994                        42,815,989              $42,816      $292,552         ($1,433,046)   ($1,097,678)


Shares returned and                         (1,939,803)              (1,940)          1940                                   0
canceled


Net loss for the quarter

ended October 31, 1994                            -                      -            -                 (5,410)        (5,410)

                                     ------------------------------------------------------------------------------------------

Balance October 31, 1994                     40,876,186              $40,876      $294,492         ($1,438,456)   ($1,103,088)


Net loss for the quarter
ended January 31, 1995                            -                      -             -              (165,883)      (165,883)

                                     ------------------------------------------------------------------------------------------

Balance January 31, 1995                     40,876,186               40,876       294,492          (1,604,339)    (1,268,971)


Net loss for the quarter
ended April 30, 1995                              -                      -             -              (117,084)      (117,084)

                                     ------------------------------------------------------------------------------------------

Balance April 30, 1995                       40,876,186               40,876       294,492          (1,721,423)    (1,386,055)


Exercise of stock options                       550,000                  550         4,950                               5,500


Disposition of investment
  in New View Broadcasting, Inc.                                                                      1,686,328      1,686,328


LES                                                                                 18,400                              18,400
contribution


Change in par value of                                              (37,284)        37,284                                   0
stock


Net income for the quarter
ended July 31, 1995                               -                      -             -              (300,074)      (300,074)

                                     ------------------------------------------------------------------------------------------

Balance July 31, 1995                        41,426,186                4,142       355,126            (335,169)         24,099


Net income for the quarter
ended October 31, 1995                            -                      -             -                     26             26


Dividend distribution                             -                      -             -               (24,000)       (24,000)

                                     ------------------------------------------------------------------------------------------

Balance October 31, 1995                     41,426,186               $4,142      $355,126           ($359,143)           $125

                                     ==========================================================================================







THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM STAR
RESOURCES INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS



                                                                                    October 31,      April 30,
                                                                                       1995            1995
                                                                          -------------------------------------

Cash and cash items                                                                  $127              $33,634

Marketable securities                                                                   0                    0

Notes and accounts receivable-trade                                                     0              128,750

Allowances for doubtful accounts                                                        0               23,600

Inventory                                                                               0                    0

Total current assets                                                                  127              269,505

Property, plant and                                                                     0              307,398
equipment

accumulated deprecation                                                                 0              144,207

total assets                                                                          127              954,886

Total current liabilities                                                               0            2,216,329

bonds, mortgages, and similar debt                                                      0                    0

Preferred stock-mandatory                                                               0                    0
redemption

Preferred stock-no mandatory                                                            0                    0
redemption

Common stock                                                                        4,143               40,876

Other stockholders' equity                                                        (4,016)          (1,680,547)

Total liabilities and stockholders'                                                   127          (1,386,055)
equity

Net sales of tangible                                                                   0                    0
products

Total revenues                                                                          0            1,389,098

Cost of tangible goods                                                                  0                    0
sold

Total costs and expenses applicable to sales and                                      738            1,811,972
revenues

other costs and expenses                                                                0                    0

Provision for doubtful accounts and                                                     0                    0
notes

Interest and amortization of debt                                                       0              124,896
discount

Income before taxes and other items                                                 (738)            (422,874)

Income tax expense                                                                      0                    0

Income/loss continuing operations                                                   (738)            (422,874)

Discontinued operations                                                         (301,309)                    0

Extraordinary                                                                           0                    0
items

Cumulative effect- changes in accounting principles                                     0                    0

Net income or                                                                   (302,047)            (422,874)
loss

Earnings per share -                                                            ($0.0073)              $0.0101
primary

Earnings per share - fully diluted                                              ($0.0073)              $0.0101


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     STAR RESOURCES, INC.
                                                     (Registrant)





Date:  June 7, 1996                         By:___s/Lawrence E. Steinberg
- --------------------------------            ---------------------------

                                  Lawrence E. Steinberg, Chief Executive Officer
                                             Principal Executive Officer




Date: June 7, 1996                                   By: Michael A. Hershman
     -------------                                      --------------------
                                                 Michael A. Hershman, Treasurer
                                                   Principal Financial Officer