Form 10QSB/A
period 1996-01-31
STAR RESOURCES INC /DE/
filed 1996-07-31
CIK 827065

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

                                                         YES X NO

As of March 11, 1996, there were outstanding 41,426,186 shares of common stock, $.0001 par value.





STAR RESOURCES, INC.

(Audited and consolidated as of April 30, 1995; Unaudited as of January 31,1996)
See Notes

                                                                                              January 31,       April 30,
                                                                                                1996              1995
                                                                                    ---------------------------------------

ASSETS
- --------------

Current Assets

                 Cash                                                                          $127                $33,634
                 Accounts receivable, net of allowance for
                 uncollectible accounts of $23,600 at April 30, 1995                            -                  105,150


                 Broadcast rights                                                               -                  130,721

                                                                                    ---------------------------------------

                 Total Current                                                                127                  269,505
                 Assets


Property and Equipment, at cost net of depreciation                                             -                  163,191


Other Assets

                 Investment in unconsolidated                                                   -                  334,858
                 affiliate

                 Broadcast rights, net of                                                       -                  179,580
                 amortization

                 Other                                                                          -                    7,752
                                                                                    ---------------------------------------
                                                                                             $127                 $954,886
                                                                                    =======================================

Liabilities and Stockholders' Equity

- --------------------------------------------------------------

Current Liabilities

                 Accounts payable and accrued expenses                                          637                194,292

                 Contracts payable for                                                          -                  322,942
                 broadcast rights

                 Advance from stockholders                                                      -                   17,000

                 Loan from                                                                      -                1,682,095
                 stockholder

                                                                                    ---------------------------------------

                 Total Current                                                                  637              2,216,329
                 Liabilities


Contracts payable for broadcast rights                                                          -                  124,612

                                                                                    ---------------------------------------

                 Total  Liabilities                                                             637              2,340,941


Preferred stock- $.01 par value

  Authorized -1,000,000 shares                                                                  -                     -

  Issued and outstanding-none

Common stock-

Authorized -120,000,000
shares

Issued and outstanding-40,876,186 par value $.001 April 30, 1995;

41,426,186 par value $.0001 issued and outstanding January                                    4,143                 40,876
31, 1996


Additional paid-in capital                                                                  355,128                294,492

Retained deficit                                                                          (359,781)            (1,721,423)


                                                                                    ---------------------------------------

                 Total Stockholders' Equity                                                  ($510)           ($1,386,055)
                 (Deficit)

                                                                                    ---------------------------------------
                                                                                               $127               $954,886
                                                                                    =======================================




STAR RESOURCES, INC.

Statements of Operations

Unaudited ; Consolidated for the period ending January 31, 1995


                                                 Three months ended                                     Nine months ended
                                                     January 31,                                           January 31,
                                              1996                1995                                    1996            1995
                                      -----------------------------------------             ---------------------------------------

Advertising                                    $0               $174,501                                    $0         $482,581

Other                                           0                194,833                                     0          495,428
                                      -----------------------------------------             ---------------------------------------

Total Revenue                                  $0               $369,334                                    $0         $978,009

                                      -----------------------------------------             ---------------------------------------

Expenses:
Accounting fees                                $0                 $6,000                                    $0          $26,590

Administration                                637                 48,489                                   637           99,304

Advertising and promotion                       0                 86,224                                     0          166,590

Agency Commissions                              0                 10,273                                     0           33,072

Consulting fees                                 0                 19,747                                     0           20,570

Depreciation                                    0                 11,324                                     0           33,140

Insurance                                       0                  6,639                                     0           20,713
Interest                                        0                 31,647                                     0           91,694
Legal                                           0                  1,504                                   398           14,408
Programming                                     0                145,386                                     0          419,211

Rents                                           0                 16,500                                     0           49,500
Salaries and wages                              0                 93,790                                     0          265,004

Supplies                                        0                  5,426                                     0           21,041
Taxes                                           0                 24,137                                     0           44,093
Telephone                                       0                  4,662                                     0           15,721

Travel                                          0                  5,860                                     0           12,901
Utilities                                       0                  4,038                                     0           17,842
Other                                           0                 12,634                                   340           35,374
                                      -----------------------------------------             ---------------------------------------

Total Expenses                                637                534,278                                 1,375        1,386,766


Net Income (Loss) from                      ($637)             ($164,944)                              ($1,375)       ($408,757)
operations


Loss on disposition of                   (301,309)                  -                                 (301,309)            -
investment

                                      -----------------------------------------             ---------------------------------------

Net loss                                ($301,946)             ($164,944)                            ($302,684)       ($408,757)
                                      =========================================             =======================================

Weighted Average loss per                ($0.0074)              ($0.0040)                             ($0.0073)        ($0.0098)
share

                                      =========================================             =======================================




STAR RESOURCES, INC.

Statements of Cash Flows

Unaudited; Consolidated fro the period ending January 31, 1995



                                                                                                Nine months ended
                                                                                                   January 31,
                                                                                          1995                     1995
                                                                                    ---------------------------------------

Net loss                                                                                  (302,684)              (714,548)

Adjustments to reconcile net loss to net cash used


Accounts receivable                                                                               0              (134,368)

Accounts payable and accrued expenses                                                           637                 54,902

Depreciation and amortization                                                                     0                281,289

Accrued interest                                                                                  0                180,117

Loss on disposition of                                                                      301,309                   -
subsidiary

                                                                                    ---------------------------------------

Net cash used                                                                                 (738)               (332,608)


CASH FLOWS USED FOR INVESTING ACTIVITIES:



Proceeds from security deposit                                                                    0                160,000

Proceeds used for equipment and furniture                                                         0               (75,256)

Proceeds used for leasehold improvements                                                          0                (4,900)

Proceeds from prepaid                                                                             0                 24,384
insurance

Proceeds used for prepaid insurance                                                               0               (15,290)

Proceeds used for                                                                                 0               (71,292)
programming

Proceeds used for investments                                                              (24,000)                   -

                                                                                    ---------------------------------------

Net cash from (used) in                                                                    (24,000)                 17,645
investing


CASH FLOWS FROM FINANCING
ACTIVITIES:


Advances from shareholders                                                                     -                   601,000

Proceeds from issuance of common stock                                                          550                      0

Proceeds from cancellation of common                                                              0                (1,940)
stock

Proceeds from paid in capital                                                                23,350                      0

Programming notes payable                                                                         0                443,764

Payment of programming notes                                                                      0              (488,697)

Payment of shareholder loans                                                                      0              (300,000)

                                                                                    ---------------------------------------

Net cash used in financing                                                                   23,900                254,127

                                                                                    ---------------------------------------

Net increase (decrease) in                                                                    (838)               (60,836)
cash


CASH AT BEGINNING OF PERIOD                                                                     964                (1,470)

                                                                                    ---------------------------------------

CASH AT END OF PERIOD                                                                          $126              ($62,306)

                                                                                    =======================================





STAR RESOURCES, INC.

 Statements of Changes in Stockholders' Equity

Unaudited; Consolidated through April 30, 1995



                                                                                Additional                                Total
                                                  Common Stock                   Paid-in            Retained           Stockholders'
                                       Shares                     Amount         Capital            Deficit               Equity
                             ------------------------------------------------------------------------------------------------------
Balance April 30, 1994                 42,815,989                 42,816          292,552           (1,298,549)           (963,181)


Net loss for the quarter
ended July 31, 1994                        -                       -                -                 (134,497)           (134,497)

                                       --------------------------------------------------------------------------------------------

Balance July 31, 1994                  42,815,989                $42,816         $292,552          ($1,433,046)        ($1,097,678)


Shares returned and canceled          (1,939,803)                (1,940)             1940                                         0


Net loss for the quarter
ended October 31, 1994                     -                       -                -                   (5,410)             (5,410)

                                       --------------------------------------------------------------------------------------------

Balance October 31, 1994               40,876,186                $40,876         $294,492          ($1,438,456)        ($1,103,088)


Net loss for the quarter
ended January 31, 1995                     -                       -                -                 (165,883)           (165,883)

                                       --------------------------------------------------------------------------------------------

Balance January 31, 1995               40,876,186                 40,876          294,492           (1,604,339)         (1,268,971)


Net loss for the quarter
ended April 30, 1995                       -                       -                -                 (117,084)           (117,084)


                                       --------------------------------------------------------------------------------------------

Balance April 30, 1995                 40,876,186                 40,876          294,492           (1,721,423)         (1,386,055)


Issuance of common stock                  550,000                    550            4,950                                     5,500


Elimination of investment
in New View Broadcasting, Inc.                                                                        1,686,328           1,686,328



LES contribution                                                                   18,400                                    18,400


Change in par value of stock                                    (37,284)           37,284                                         0


Net income for the quarter
ended July 31, 1995                        -                        -                -                (300,074)           (300,074)

                                       --------------------------------------------------------------------------------------------

Balance July 31, 1995                  41,426,186                  4,142          355,126             (335,169)              24,099


Net income for the quarter
ended October 31, 1995                     -                        -                -                       26                  26


Dividend distribution                      -                        -                -                 (24,000)            (24,000)

                                       --------------------------------------------------------------------------------------------

Balance October 31, 1995               41,426,186                 $4,142         $355,126            ($359,143)                $125


Net loss for the quarter
ended January 31, 1996                     -                        -                -                   ($637)                 637

                                       --------------------------------------------------------------------------------------------

Balance January 31, 1996               41,426,186                  4,142          355,126             (359,780)              ($512)

                                       ============================================================================================


     THIS SCHEDULE  CONTAINS SUMMARY FINANCIAL  INFORMATION  EXTRACTED FROM STAR
RESOURCES  INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH  FINANCIAL
STATEMENTS



                                                                                       January 31,          April 30,
                                                                                           1996               1995
                                                                                    ----------------------------------------

Cash and cash                                                                                    $127               $33,634
items

Marketable securities                                                                               0                     0

Notes and accounts receivable-trade                                                                 0               128,750

Allowances for doubtful                                                                             0                23,600
accounts

Inventory                                                                                           0                     0
Total current assets                                                                              127               269,505

Property, plant and equipment                                                                       0               307,398

accumulated deprecation                                                                             0               144,207

total assets                                                                                      127               954,886

Total current liabilities                                                                         637             2,216,329

bonds, mortgages, and similar debt                                                                  0                     0

Preferred stock-mandatory redemption                                                                0                     0

Preferred stock-no mandatory redemption                                                             0                     0

Common stock                                                                                    4,143                40,876

Other stockholders' equity                                                                    (4,653)           (1,680,547)

Total liabilities and stockholders' equity                                                      (510)           (1,386,055)

Net sales of tangible products                                                                      0                     0

Total revenues                                                                                      0             1,389,098

Cost of tangible goods sold                                                                         0                     0

Total costs and expenses applicable to sales and revenues                                       1,375             1,811,972

other costs and expenses                                                                            0                     0

Provision for doubtful accounts and notes                                                           0                     0

Interest and amortization of debt discount                                                          0               124,896

Income before taxes and other items                                                           (1,375)             (422,874)

Income tax expense                                                                                  0                     0

Income/loss continuing                                                                        (1,375)             (422,874)
operations

Discontinued operations                                                                     (301,309)                     0

Extraordinary items                                                                                 0                     0

Cumulative effect- changes in accounting principles                                                 0                     0

Net income or loss                                                                          (302,684)             (422,874)

Earnings per share - primary                                                                ($0.0073)               $0.0101

Earnings per share - fully                                                                  ($0.0073)               $0.0101
diluted

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     STAR RESOURCES, INC.
                                                     (Registrant)





Date:  June 7, 1996                     By:___s/Lawrence E. Steinberg
    ---------------                       ---------------------------
                                  Lawrence E. Steinberg, Chief Executive Officer
                                          Principal Executive Officer




Date: June 7, 1996                           By: Michael A. Hershman
     -------------                             --------------------
                                          Michael A. Hershman, Treasurer
                                           Principal Financial Officer