Form 10QSB
period 1996-07-31
STAR RESOURCES INC /DE/
filed 1996-09-13
CIK 827065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

          For Quarter Ended July 31, 1996 Commission File No. 33-19324


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

                                                         YES X   NO

As of August 31, 1996, there were outstanding 41,426,186 shares of common stock, $.0001 par value.


                                             This report consists of 11 pages.

                              STAR RESOURCES, INC.

                                  July 31, 1996

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                           3
         Item 1. Financial Statements                                     6
         Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations          3


PART II.   OTHER INFORMATION                                              3
         Item 1.  Legal Proceedings.                                      3
         Item 2.  Changes in Securities                                   4
         Item 3.  Default Upon Senior Securities                          4
         Item 4.  Submission of Matters to a Vote of Security Holders     4
         Item 5.  Other Information                                       4
         Item 6.  Exhibits and Reports on Form 8-K.                       4

SIGNATURES                                                                5

CONSOLIDATED FINANCIAL STATEMENTS                                         6

PART I.   FINANCIAL INFORMATION

         Item 1. Financial Statements.

The financial statements of the Company as of and for the quarter ended July 31, 1996 begin on the page following the signature page.

         Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.

Results of Operations

Three months ended July 31, 1996 as compared to the three months ended July 31, 1995

The Company had no operations for quarter ending July 31, 1996. Expenses were for the audit of the Company's April 30, 1996 financial statements, transfer agent fees, and miscellaneous administrative expenses. For the quarter ending July 31,1995, the Company recognized a loss on the disposition of its wholly owned subsidiary, New View Broadcasting, Inc., a South Carolina corporation ("New View") On May 1, 1995, the Company transferred the ownership of New View to Lawrence E. Steinberg, the majority stockholder of the Company. New View owns a television station in Charleston, South Carolina. The subsidiary comprised all of the revenue producing assets of the Company. The Company also transferred a judgment held by the Company against Gerald Arthur, former officer and director of the Company, and Christopher Arthur, former director and stockholder of the Company. As consideration for the subsidiary stock and the judgment, Mr. Steinberg agreed to release the Company from its obligations as guarantor of Mr. Steinberg's loans to New View in the amount of $1,682,095, . Following these transactions, Star's only assets were a minimal amount of cash and had no operations during the quarter ended July 31,1995.


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

                  None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STAR RESOURCES, INC.
                                  (Registrant)





Date:   August 31, 1996      By:___s/Lawrence E. Steinberg
                                Lawrence E. Steinberg, Chief Executive Officer Principal Executive Officer




Date: August 31, 1996                         By: Michael A. Hershman
     ----------------                             --------------------
                                                  Michael A. Hershman, Treasurer
                                                  Principal Financial Officer

                              STAR RESOURCES, INC.

                              FINANCIAL STATEMENTS

                  AS OF AND FOR THE PERIOD ENDED JULY 31, 1996

                                   (unaudited)

                             STAR RESOURCES, INC.

Balance sheets
(Audited as of April 30, 1996; Unaudited as of July 31, 1996)

                                                            July 31,   April 30,
                                                            1996           1996
                                                --------------------------------

  ASSETS
- ------------

Current Assets
           Cash                                       $     821       $     261
           Accounts receivable                            1,000              -
                                                --------------------------------

           Total Current Assets                           1,821             261
                                                      --------------------------

                                                         $1,821            $261
                                                      ==========================



      Liabilities and Stockholders' Equity
- --------------------------------------------------

Current Liabilites
            Accounts payable and accrued                  7,008             290
               expenses
                                                      --------------------------

            Total Current Liabilities                     7,008             290
                                                      --------------------------


            Total  Liabilities                            7,008             290

Preferred stock- $.01 par value
            Authorized -1,000,000 shares                      -              -
            Issued and outstanding-none
Common
                stock-
                   Authorized -120,000,000 shares

41,426,186 issued and outstanding
April 30, 1996 and  July 31,                              4,142           4,142
      1996 par value $.0001

Additional paid-in capital                              356,628         356,626

Retained capital                                      (365,957)       (360,797)
                                                --------------------------------
Stockholders' Equity (Deficit)                         ($5,187)           ($29)
                                                --------------------------------
                                                         $1,821            $261
                                                ================================


                             STAR RESOURCES, INC.

Statements of Operations
Unaudited

                                                            Three months ended
                                                                 July 31,
                                                            1996           1995
                                                --------------------------------
Revenue                                              $        -      $        -
                                                --------------------------------

Total Revenue                                                $0              $0
                                                --------------------------------
Expenses:
Accounting fees                                          $3,980              $0
Administration                                              854               0
Legal                                                         0             398
Other                                                       326             366
                                                --------------------------------

Total Expenses                                            5,160             764
                                                --------------------------------
Net Income (Loss) from operations                      ($5,160)          ($764)


Loss on disposition of investment                            -        (301,309)
                                                --------------------------------

Net loss                                               ($5,160)      ($302,073)
                                                ================================

Weighted average loss per share                      ($0.00012)      ($0.00729)
                                                ================================


STAR RESOURCES, INC.
Statements of Cash Flows
Unaudited

                                                            Three months
                                                           ended July 31,
                                                         1996           1995
                                                --------------------------------

Net loss                                               ($5,160)      ($302,073)


Adjustments to reconcile net loss to net cash used

Accounts receivable                                     (1,000)            -
Accounts payable                                          6,719            -

Loss on disposition of subsidiary                            -          301,309
                                                --------------------------------

Net cash used                                               559           (764)


CASH FLOWS USED FOR INVESTING ACTIVITIES:

Investments                                                  -         (24,000)
                                                --------------------------------

Net cash used in                                              0        (24,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from paid in capital                                 -          18,402
Proceeds from issuance of common stock                        -           5,500

                                                --------------------------------

Net cash from ( used) in financing                            0        (32,151)

                                                --------------------------------

Net increase (decrease) in cash                             559          17,439

CASH AT BEGINNING OF PERIOD                                 262           (675)
                                                --------------------------------

CASH AT END OF PERIOD                                      $821         $16,764

                                                ================================

STAR RESOURCES, INC.

Statements of Changes in Stockholders' Equity
Unaudited

                                                                  Additional                            Total
                                               Common Stock        Paid-in            Retained       Stockholders'
                                           Shares        Amount    Capital             Deficit          Equity
                                  ------------------------------------------------------------------------------

Balance April 30, 1995                 40,876,186       40,876      294,492          (1,721,423)    (1,386,055)

Issuance of common stock                  550,000          550        4,950                               5,500


Disposition of investment
   in New View Broadcasting, Inc.                                                      1,686,328      1,686,328

Capital contribution                                                 18,400                              18,400

Change in par value of stock                          (37,284)       37,284                                   0


Net loss for the quarter
   ended July 31, 1995                       -             -            -              (300,074)      (300,074)
                                  ------------------------------------------------------------------------------
Balance July 31, 1995                 41,426,186         4,142      355,126            (335,169)         24,099


Net income for the quarter
ended October 31, 1995                       -             -            -                     26             26


Dividend distribution                        -             -            -               (24,000)       (24,000)
                                  ------------------------------------------------------------------------------

Balance October 31, 1995              41,426,186        $4,142     $355,126           ($359,143)           $125


Net loss for the quarter
ended January 31, 1996                        -             -            -                ($637)          (637)
                                  ------------------------------------------------------------------------------

Balance January 31, 1996              41,426,186         4,142      355,126            (359,780)         ($512)


Net loss for the quarter
ended April 30, 1996                          -             -         1,500              (1,017)           $483
                                  ------------------------------------------------------------------------------

Balance April 30, 1996                41,426,186         4,142      356,626            (360,797)          ($29)


Net loss for the quarter
ended July 31, 1996                           -             -            -               (5,160)       ($5,160)
                                  ------------------------------------------------------------------------------

Balance July 31, 1996                 41,426,186         4,142      356,626            (365,957)       ($5,189)

                                  ==============================================================================


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM STAR RESOURCES INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS


                                                                 July 31,        April 30,
                                                                   1996             1996
                                                              -----------------------------------
Cash and cash items                                               $     821            $     261
Marketable securities                                                     0                    0
Notes and accounts receivable-trade                                   1,000                    0
Allowances for doubtful accounts                                          0                    0
Inventory                                                                 0                    0
Total current assets                                                  1,821                  261
Property, plant and equipment                                             0                    0
accumulated deprecation                                                   0                    0
total assets                                                          1,821                  261
Total current liabilities                                             7,008                  290
bonds, mortgages, and similar debt                                        0                    0
Preferred stock-mandatory redemption                                      0                    0
Preferred stock-no mandatory redemption                                   0                    0
Common stock                                                          4,142                4,142
Other stockholders' equity                                          (9,329)              (4,171)
Total liabilities and stockholders' equity                          (1,821)                  261
Net sales of tangible products                                            0                    0
Total revenues                                                            0                    0
Cost of tangible goods sold                                               0                    0
Total costs and expenses applicable to sales and revenues                 0                    0
other costs and expenses                                              5,160                2,393
Provision for doubtful accounts and notes                                 0                    0
Interest and amortization of debt discount                                0                    0
Income before taxes and other items                                 (5,160)              (2,393)
Income tax expense                                                        0                    0
Income/loss continuing operations                                   (5,160)              (2,393)
Discontinued operations                                                   0            (301,309)
Extraordinary items                                                       0                    0
Cumulative effect- changes in accounting principles                       0                    0
Net income or loss                                                  (5,160)            (303,702)
Earnings per share - primary                                      ($0.0001)            ($0.0073)
Earnings per share - fully diluted                                ($0.0001)            ($0.0073)



         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         NOTE 1- Basis of Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the financial statements and management's discussion and analysis of results of operations and financial condition included in the Company's report on Form 10-KSB.