Form 10QSB
period 1996-10-31
LOGIPHONE GROUP INC
filed 1996-12-20
CIK 827065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

         FOR QUARTER ENDED OCTOBER 31, 1996 COMMISSION FILE NO. 33-19324


                              LOGIPHONE GROUP, INC.
               (Exact name of registrant as specified in charter)


          DELAWARE                                         75-0223079
(State or other jurisdiction                   (IRS Employer Identification No.)
   at incorporation)



607 WEST BROADWAY, SUITE 247
 FAIRFIELD, IOWA                                                 52556
(Address of principal                                         (Zip Code)
 executive offices)

       Registrant's telephone number, including area code: (515) 469-3044


     STAR RESOURCES, INC. , 5420 LBJ FREEWAY SUITE 540, DALLAS, TEXAS 75240
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES X    NO

As of December 19, 1996, there were outstanding 9,000,000 shares of common stock, $.0001 par value.


                                         This report consists of 13 pages.


                                        1
CORPDAL:59528.1  26308-00002

                              LOGIPHONE GROUP, INC.

                                October 31, 1996

                                TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION                                       3
                  Item 1.  Financial Statements                                7
                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 3


PART II.          OTHER INFORMATION                                            4
                  Item 1.  Legal Proceedings.                                  4
                  Item 2.  Changes in Securities                               4
                  Item 3.  Default Upon Senior Securities                      4
                  Item 4.  Submission of Matters to a Vote of Security Holders 4
                  Item 5.  Other Information                                   4
                  Item 6.  Exhibits and Reports on Form 8-K.                   5

SIGNATURES                                                                     6

FINANCIAL STATEMENTS                                                           7


                                        2
CORPDAL:59528.1  26308-00002

PART I.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.

The financial statements of the Company as of and for the quarter ended October 31, 1996 begin on the page following the signature page.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 1996 AS COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995.

The Company had no operations during the quarters ended October 31, 1996 and October 31, 1995. Expenses were related to the Company's audit and transfer agent fees.

SIX MONTHS ENDED OCTOBER 31, 1996 AS COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1995

On May 1, 1995, the Company transferred the ownership of its wholly owned subsidiary, New View Broadcasting, Inc., a South Carolina corporation ("New View"), to Lawrence E. Steinberg, the majority stockholder of the Company at that time. New View owns a television station in Charleston, South Carolina. The subsidiary comprised all of the revenue producing assets of the Company. The Company also transferred a judgment held by the Company against Gerald Arthur, former officer and director of the Company, and Christopher Arthur, former director and stockholder of the Company. As consideration for the subsidiary stock and the judgment, Mr. Steinberg agreed to release the Company from its obligations as guarantor of Mr. Steinberg's loans to New View in the amount of $1,682,095, . Following these transactions, the Company's only assets were a minimal amount of cash and had no operations during the six months ended October 31,1995. During the six months ended October 31, 1996, the Company's only assets were a minimal amount of cash, and the Company had no operations. For the six months ended October 31, 1996, the Company had no revenues and its expenses were related to its annual audit and various administrative matters, primarily transfer agent fees.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1996, the Company had no significant assets or sources of revenue and was solely dependent on the willingness and ability of its major stockholder to fund any business operations. On November 1, 1996, the Company completed a sale of 4,000,000 shares of common stock, par value $.0001, to ICA Marketing Company, L.C., an Iowa limited liability company, in exchange for all of the issued and outstanding equity in ICA B.V., Dutch limited liability company, as well as an assignment of all the debt owed by ICA B.V. to ICA-Iowa. See Form 8-K filed on November 13, 1996.


                                        3
CORPDAL:59528.1  26308-00002

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         None


ITEM 2.           CHANGES IN SECURITIES.

On October 23, 1996, by written consent the holders of the majority of outstanding shares of common stock (the "Common Stock"), par value $.001 per share, of the Company (then called Star Resources, Inc.) voted to effect a one for eight two and eighty-five one hundredths (1:82.85) reverse split of the Common Stock, reduce the authorized shares of Common Stock to twenty million (20,000,000) shares, and change the name of the Company to Logiphone Group, Inc. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share of Common Stock. Mr. Lawrence E. Steinberg, the then President and principal stockholder of the Company, contributed to the Company such number of shares of Common Stock necessary to reduce the number of outstanding shares of Common Stock immediately after the reverse stock split but prior to the acquisition of ICA B.V. (see Item 5 below) by the Company to 500,000 shares.


ITEM 3.           DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Item 2 above.

ITEM 5.           OTHER INFORMATION.

As noted in Item 2 of Part I, on November 1, 1996, the Company completed a sale of 4,000,000 shares (the "Star Shares") of common stock, par value $.0001 to ICA Marketing Company, L.C., an Iowa limited liability company ("ICA-Iowa"), in exchange for all of the issued and outstanding equity (the "ICA Shares") in ICA B.V., a Dutch limited liability company, as well as an assignment of all of the debt owed by ICA B.V. to ICA-Iowa. The Star Shares are being held in escrow pending the registration of the transfer of the ICA Shares to the Company under Dutch law. See the Company's Form 8-K, which was filed with the Securities and Exchange Commission on November 13, 1996.

On November 15, 1996, the Board of Directors of the Company declared a one-for-one stock dividend payable to stockholders of record as of the close of business on November 29, 1996.



                                        4
CORPDAL:59528.1  26308-00002

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

2.1 Agreement For Exchange of Stock, dated October 10, 1996, by and between Star Resources, Inc., ICA Marketing Company, L.C. and ICA B.V.
         (Filed with the SEC on November 13, 1996 as Exhibit 10.3 to the Company's Form 8-K and incorporated herein by reference).

2.2 Amendment to Agreement For Exchange of Stock, dated October 31, 1996, by and between Star Resources, Inc., ICA Marketing Group, L.C. and ICA B.V. (Filed with the SEC on November 13, 1996 as Exhibit 10.4 to the Company's Form 8-K and incorporated herein by reference).

3.1 Certificate of Amendment to Registrant's Certificate of Incorporation, effective October 25, 1996. (Filed with the SEC on November 13, 1996 as
         Exhibit 3.1 to the Company's Form 8- K and incorporated herein by reference).

10.1 Strategic Alliance Agreement, dated October 8, 1996, by and between RADLINX LTD. and I.C.A. International Callers Association, B.V. (certain annexes have been omitted pursuant to Rule 601(b)(2) of Regulation S-K). (Filed with the SEC on November 13, 1996 as Exhibit
         10.1 to the Company's Form 8-K and incorporated herein by reference).

10.2 Strategic Alliance Agreement, dated as of November 10, 1996, by and between Logiphone Telephone Communications, Ltd.; Logiphone Group, Inc., and I.C.A. B.V. (Filed with the SEC on November 13, 1996 as
         Exhibit 10.2 to the Company's Form 8-K and incorporated herein by reference).

27       Financial Data Schedule

Form 8-K: The following reports on Form 8-K have been filed since July 31, 1996:

1. The Company filed a report on Form 8-K on November 13, 1996 reporting that the Company completed a sale of 4,000,000 shares of common stock, (the "Common Stock"), par value $.0001, to ICA Marketing Company, L.C., an Iowa limited liability company, in exchange for all of the issued and outstanding equity in ICA B.V., Dutch limited liability company, as well as an assignment of all the debt owed by ICA B.V. to ICA-Iowa.

2. The Company filed a report on Form 8-K/A on November 20, 1996 correcting the address and telephone number for the Company following the acquisition of ICA B.V.

3. The Company filed a report on Form 8-K on November 27, 1996 reporting the declaration of a one-for-one stock dividend with respect to the Common Stock payable to stockholders of record as of the close of business on November 29, 1996.


                                        5
CORPDAL:59528.1  26308-00002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LOGIPHONE GROUP, INC.
                                              (Registrant)



Date:  December 19, 1996                   By:  /s/ Marc Schechtman
                                              -------------------
                                              Marc Schechtman, Chairman and
                                              Chief Executive Officer (Principal
                                               Executive Officer)




Date:  December 19, 1996                   By:  /s/ Ronald D. Gardner
                                              ---------------------
                                              Ronald D. Gardner, Treasurer
                                              (Principal Financial Officer)


                                        6
CORPDAL:59528.1  26308-00002

                              LOGIPHONE GROUP, INC.
                         (FORMERLY STAR RESOURCES, INC.)

                              FINANCIAL STATEMENTS

                 AS OF AND FOR THE PERIOD ENDED OCTOBER 31, 1996

                                   (UNAUDITED)


                                        7
CORPDAL:59528.1  26308-00002

LOGIPHONE GROUP, INC. (FORMERLY STAR RESOURCES, INC.)
 Statements of Operations
Unaudited

                                          Three months ended                      Six months ended
                                              October 31,                           October 31,
                                              1996          1995                      1996         1995
                                      ----------------------------            -------------------------

Other                                           -             -                         -           -
                                      ----------------------------            -------------------------

Total Revenue                           $       0      $       0                $       0   $       0
                                      ----------------------------            -------------------------

Expenses:
Legal                                           -             -                         -          398
Accounting fees                                 -             -                    $3,980           -
Administration                               $155             -                     1,009           -
Other                                         499            (26)                     825          340
                                      ----------------------------            -------------------------

Total Expenses                                654            (26)                   5,814          738
                                      ----------------------------            -------------------------

Net Income (Loss) from operations          ($654)             $26                ($5,814)       ($738)

Loss on disposition of investment              -        (301,309)                  -         (301,309)
                                      ----------------------------            -------------------------

Net loss                                   ($654)      ($301,283)                ($5,814)   ($302,047)
                                      ============================            =========================

Weighted Average loss per share         ($0.0013)       ($0.0073)               ($0.0116)    ($0.0073)
                                      ============================            =========================











                                        8
CORPDAL:59528.1  26308-00002

LOGIPHONE GROUP, INC. (FORMERLY STAR RESOURCES, INC.)
 Statements of Cash Flows
Unaudited


                                                                 Six months ended October 31,
                                                                         1996         1995
                                                                 --------------------------

Net loss                                                              (5,814)    (302,047)

Adjustments to reconcile net loss to net cash used

Accounts receivable                                                   (1,000)            -
Accounts payable and accrued expenses                                   (134)            -
Depreciation and amortization                                               -            -
Accrued interest                                                            -            -
Loss on disposition of subsidiary                                           -      301,309
                                                                 --------------------------

Net cash used                                                         (6,948)        (738)

CASH FLOWS USED FOR INVESTING ACTIVITIES:


Investments                                                                 -     (24,000)
                                                                 --------------------------

Net cash from (used) in investing                                           0     (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from shareholders                                                 6,700            -
Proceeds from issuance of common stock                                      -          550
Proceeds from paid in capital                                               -       23,350
                                                                 --------------------------

Net cash used in financing                                              6,700       23,900
                                                                 --------------------------

Net increase (decrease) in cash                                         (248)        (838)

CASH AT BEGINNING OF PERIOD                                               262          964
                                                                 --------------------------

CASH AT END OF PERIOD                                                     $14         $126
                                                                 ==========================

                                        9
CORPDAL:59528.1  26308-00002

LOGIPHONE GROUP, INC. (FORMERLY STAR RESOURCES, INC.)
 Statements of Changes in Stockholders' Equity
Unaudited; Consolidated through April 30, 1995


                                                                    Additional                         Total
                                             Common Stock            Paid-in        Retained        Stockholders'
                                              Shares        Amount    Capital        Deficit           Equity
                                     ----------------------------------------------------------------------------
Balance April 30, 1995                     40,876,186      40,876        294,492     (1,721,423)     (1,386,055)

Exercise of stock options                     550,000         550          4,950                           5,500

Disposition of investment
  in New View Broadcasting, Inc.                                                       1,686,328       1,686,328

Stockholder contribution                                                  18,400                          18,400

Change in par value of stock                             (37,284)         37,284                               0

Net income for the quarter
ended July 31, 1995                                 -           -              -       (300,074)       (300,074)
                                     ----------------------------------------------------------------------------

Balance July 31, 1995                      41,426,186       4,142        355,126       (335,169)          24,099

Net income for the quarter
ended October 31, 1995                              -           -              -              26              26

Dividend distribution                               -           -              -        (24,000)        (24,000)
                                     ----------------------------------------------------------------------------

Balance October 31, 1995                   41,426,186      $4,142       $355,126      ($359,143)            $125

Net loss for the quarter
ended January 31, 1996                              -           -              -                          ($637)
                                                                                           (637)
                                     ----------------------------------------------------------------------------

Balance January 31, 1996                   41,426,186       4,142        355,126       (359,780)          ($512)

Net loss for the quarter
ended April 30, 1996                                -           -          1,500         (1,017)            $483
                                     ----------------------------------------------------------------------------

Balance April 30, 1996                     41,426,186       4,142        356,626       (360,797)           ($29)

Net loss for the quarter
ended July 31, 1996                                 -           -              -         (5,160)        ($5,160)
                                     ----------------------------------------------------------------------------

Balance July 31, 1996                      41,426,186       4,142        356,626       (365,957)        ($5,189)

Effect of reverse stock split            (40,926,186)     (4,092)          4,092                              $0

Net loss for the quarter
ended October 31, 1996                              -           -              -           (654)          ($654)
                                     ----------------------------------------------------------------------------

Balance October 31, 1996                      500,000          50        360,718       (366,611)        ($5,843)
                                     ============================================================================


                                       10
CORPDAL:59528.1  26308-00002

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         NOTE 1- BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the financial statements and management's discussion and analysis of results of operations and financial condition included in the Company's report on Form 10-KSB.


                                       11
CORPDAL:59528.1  26308-00002