Form 10QSB
period 1997-01-31
LOGIPHONE GROUP INC
filed 1997-05-23
CIK 827065

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

FOR QUARTER ENDED JANUARY 31, 1997                  COMMISSION FILE NO. 33-19324


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


                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES  X        NO

As of May 1, 1997, there were outstanding 9,000,000 shares of common stock, $.0001 par value.

Transitional Small Business Disclosure Format (check one)

YES               NO  X

CORPDAL:64592.5  26308-00002
                                                         1

                              LOGIPHONE GROUP, INC.

                                January 31, 1997

                                      INDEX


                                                                                                           Page No.

PART I.            FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Consolidated Balance Sheet at January 31, 1997 and
                           April 30, 1996.......................................................................F-1
                  Consolidated Statement of Operations for the three and
                           nine months ended January 31, 1997 and 1996..........................................F-2
                  Consolidated Statement of Cash Flows for the three and
                           nine months ended January 31, 1997 and 1996..........................................F-3
                  Consolidated Statement of Changes in Stockholders' Equity
                           for the nine months ended January 31, 1997...........................................F-4
                  Summary Financial Information Schedule........................................................F-5
                  Notes to Financial Statements.................................................................F-6
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..................................................................3

PART II.  OTHER INFORMATION.......................................................................................8
         Item 1.  Legal Proceedings...............................................................................8
         Item 2.  Changes in Securities...........................................................................8
         Item 3.  Default Upon Senior Securities..................................................................8
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................8
         Item 5.  Other Information...............................................................................8
         Item 6.  Exhibits and Reports on Form 8-K................................................................8

SIGNATURES.......................................................................................................10

CORPDAL:64592.5  26308-00002
                                        2

PART I.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.


                              LOGIPHONE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED) JANUARY 31, 1997 AND APRIL 30, 1996

                                                        ASSETS
                                                        ------

                                                                        JANUARY 31,                    APRIL 30,
CURRENT ASSETS                                                             1997                          1996
--------------                                                    -----------------------       -----------------------
Cash                                                                   $           36,457          $             26,345
Accounts Receivable (Net)                                                          70,057                        86,480
Accrued Interest Receivable                                                         5,569                             -
Prepaid Expenses                                                                   33,191                             -
Other Current Assets                                                               45,081                             -
                                                                  -----------------------       -----------------------
     TOTAL CURRENT ASSETS                                                         190,355                       112,825

PROPERTY AND EQUIPMENT
Equipment                                                                         673,357                        78,280
Furniture                                                                          11,052                           924
Vehicles                                                                            2,880                         3,074
     Less:  Accumulated Depreciation                                             (166,794)                       (5,131)
                                                                  -----------------------       -----------------------
     TOTAL PROPERTY AND EQUIPMENT                                                 520,495                        77,147
Loans Receivable - Long Term                                                       97,224                             -
TOTAL ASSETS                                                          $           808,074           $           189,972
                                                                  =======================       =======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                                      $           483,725          $             42,379
Loans Payable                                                                       6,716                             -
Accrued Interest Payable                                                            5,986                             -
Convertible Notes Payable                                                         550,000                             -
                                                                  -----------------------       -----------------------
     TOTAL CURRENT LIABILITIES                                                  1,046,427                        42,379

LONG TERM LIABILITIES
Capital Leases                                                                      5,855                             -
Long-Term Debt                                                                          -                       218,347
                                                                  -----------------------       -----------------------
     TOTAL LONG TERM LIABILITIES                                                    5,855                       218,347
                                                                  -----------------------       -----------------------
TOTAL LIABILITIES                                                                   5,855                       218,347

STOCKHOLDERS' EQUITY
Common Stock
     20,000,000 shares authorized 9,000,000 shares issued and
     outstanding, par value $0.0001 at January 31, 1997                               900                             -
Additional Paid-in-Capital                                                      1,370,657                             -
Retained Deficit                                                               (1,615,765)                      (70,754)
                                                                  -----------------------       -----------------------
     TOTAL STOCKHOLDER'S EQUITY                                                  (244,208)                      (70,754)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $           808,074          $            189,972
                                                                  =======================       =======================

                 See accompanying notes to financial statement.

CORPDAL:64592.5  26308-00002
                                      F - 1

                              LOGIPHONE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 1997 AND 1996


                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             JANUARY 31,                           JANUARY 31,
                                                       1997               1996               1997                 1996
                                                ------------------ ------------------ ------------------  -----------------

SALES                                                  $   263,355      $           -        $   417,642    $             -

COST OF SALES
Cost of goods sold                                         288,962                360            507,291                360
                                                       -----------      -------------        -----------    ---------------

GROSS PROFIT                                               (25,597)              (360)           (89,649)              (360)

OPERATING EXPENSES
Auto Expenses                                               16,121                  -             45,704                  -
Bad Debt                                                     3,687                  -              3,687                  -
Bank Charges                                                   710                  -              3,044                  -
Commissions                                                 22,982                  -             25,750                  -
Consulting                                                  41,433                  -             41,433                  -
Depreciation                                                82,826                  -            158,989                  -
Dues & Subscriptions                                         3,676                 52              6,186                 52
Fees                                                        41,298                  -            205,783                  -
Insurance                                                    1,358                  -              1,358                  -
Legal & Accounting                                          36,148                  -             70,676                  -
Marketing                                                   18,119                810             55,792                810
Meals & Entertainment                                          274                  -                274                  -
Human Resource Expense                                       2,315                  -              2,315                  -
Office Expenses                                             10,475                  -             38,184                  -
Payroll Taxes                                                1,869                  -              1,869                  -
Postage                                                      7,446                  -             14,642                  -
Printing                                                     1,650                766              3,942                766
Rent - Equipment                                             7,597                  -              7,597                  -
Rent                                                         8,693              1,200             33,146              1,200
Repairs & Maintenance                                        1,250                  -              1,925                  -
Salaries                                                   149,607              2,754            223,672              2,754
Telephone                                                   20,497                  -             38,114                  -
Travel                                                      16,636                241             82,160                241
Utilities                                                       28                  -                 28                  -
                                                       -----------      -------------        -----------    ---------------
TOTAL OPERATING EXPENSES                                   496,695              5,823          1,066,270              5,823

Interest Income                                              2,170                  -              2,170                  -
Interest Expense                                            (6,319)                 -             (6,319)                 -

NET LOSS                                              $   (526,441)     $      (6,183)      $ (1,160,068)      $     (6,183)
                                                       -----------      -------------        -----------    ---------------
WEIGHTED AVERAGE LOSS
         PER SHARE                                    $    (0.0585)     $           -      $     (0.1289)      $          -
                                                       -----------      -------------        -----------    ---------------



                 See accompanying notes to financial statement.

CORPDAL:64592.5  26308-00002
                                      F - 2

                              LOGIPHONE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
    (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 1997 AND 1996


                                                                                     NINE MONTHS ENDED
                                                                          JANUARY 31,                JANUARY 31,
                                                                              1997                       1996
                                                                     ----------------------    ------------------------
CASH FROM OPERATING ACTIVITIES:

Net Loss                                                                 $       (1,160,068)     $               (6,183)

     Adjustment to Reconcile Net Loss to
         Net Cash Provided by Operating Activities:

     Add back non cash expenses
         Depreciation and Amortization                                              158,989                           -

     Change in Certain Working Capital Items:
         Accounts Receivable                                                         16,424                           -
         Accrued Interest Receivable                                                 (5,569)                          -
         Loans Receivable                                                                 -                     (22,917)
         Prepaid Expenses and Other Current Assets                                  (78,272)                          -
         Accounts Payable and Accrued Expenses                                      447,332                           -
         Loan Payables                                                                6,716                           -
                                                                         ------------------       ---------------------

     Net Cash Used by Operating Activities                                         (614,449)                    (29,100)
                                                                         ------------------       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds used for equipment, furniture and vehicles                           (602,337)                          -
     Proceeds used in issuance of long term note receivable                         (97,224)                          -
     Currency translation adjustment in acquisition                                (300,692)                          -
                                                                         ------------------       ---------------------

     Net Cash Used for Investing Activities                                      (1,000,253)                          -
                                                                         ------------------       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long term debt                                                                    69,192
     Proceeds from long-term capital leases                                           5,855                           -
     Addition to paid-in-capital                                                    550,000                           -
     Conversion of long-term debt to paid-in-capital                              1,068,959                           -
                                                                         ------------------       ---------------------

     Net Cash Provided by Financing Activities                                    1,624,814                      69,192
                                                                         ------------------       ---------------------

     Net Increase (Decrease) in Cash                                                 10,112                      40,092

CASH AT BEGINNING OF PERIOD                                                          26,345                           -
                                                                         ------------------       ---------------------

CASH AT END OF PERIOD                                                     $          36,457      $               40,092
                                                                         ------------------       ---------------------


                 See accompanying notes to financial statement.

CORPDAL:64592.5  26308-00002
                                      F - 3

                              LOGIPHONE GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              UNAUDITED FOR THE NINE MONTHS ENDED JANUARY 31, 1997


                                        COMMON STOCK                ADDITIONAL           RETAINED             TOTAL
                                   SHARES           AMOUNT        PAID-IN-CAPITAL        DEFICIT          STOCKHOLDERS'
                                                                                                             EQUITY
                              --------------  ----------------  -------------------  ----------------  -------------------

Balance January 31, 1996                   -  $              -   $                -     $     (6,183)        $     (6,183)

Net loss for the quarter
     ended April 30, 1996                  -                 -                    -          (64,571)             (64,571)
                              --------------  ----------------  -------------------  ----------------  -------------------
Balance April 30, 1996                     -                 -                    -          (70,754)             (70,754)

Issuance of Stock                        400            24,400                    -                -               24,400

Net loss for the quarter
     ended July 31, 1996                   -                 -                    -         (316,286)            (316,286)
                              --------------  ----------------  -------------------  ----------------  -------------------
Balance July 31, 1996                    400            24,400                    -         (387,040)            (362,640)

Issuance of Stock                     10,000           590,000                    -                -              590,000

Net loss for the quarter
     ended October 31,                     -                 -                    -         (374,768)            (374,768)
     1996
                              --------------  ----------------  -------------------  ----------------  -------------------
Balance October 31, 1996              10,400           614,400                    -         (761,808)            (147,408)

Effect of consolidation
     with ICA, BV                    (10,400)         (614,400)                   -          761,808              147,408

Acquisition of ICA, BV             4,500,000               450            1,371,107       (1,089,324)             282,233

Stock Dividend                     4,500,000               450                 (450)               -                    -

Net loss for the quarter
     ended January 31,                     -                 -                    -         (526,441)            (526,441)
     1997
                              --------------  ----------------  -------------------  ----------------  -------------------

Balance January 31, 1997           9,000,000    $          900           $1,370,657      $(1,615,765)        $   (244,208)
                              ==============  ================  ===================  ================  ===================

                 See accompanying notes to financial statement.

CORPDAL:64592.5  26308-00002
                                      F - 4

                     SUMMARY FINANCIAL INFORMATION SCHEDULE

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
    FROM LOGIPHONE GROUP, INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
                          TO SUCH FINANCIAL STATEMENTS



                                                                              JANUARY 31,             APRIL 30,
                                                                                  1997                   1996
                                                                         ---------------------- ----------------------
Cash and cash items                                                        $             36,457      $          26,345
Notes and accounts receivable-trade                                                      73,744                 91,032
Allowances for doubtful accounts                                                          3,687                  4,552
Total current assets                                                                    190,355                112,825
Property, plant and equipment                                                           687,289                 82,278
Accumulated depreciation                                                                166,794                  5,131
Total assets                                                                            808,074                189,972
Total current liabilities                                                             1,046,427                 42,379
Common stock                                                                                900                      -
Other stockholder's equity                                                             (245,108)               (70,754)
Total liabilities and stockholder's equity                                              808,074                189,972
Total revenues                                                                          265,535                 25,727
Total costs and expenses applicable to sales and revenues                               785,657                 96,481
Interest expense                                                                         (6,319)                     -
Loss before taxes and other items                                                      (526,441)               (70,754)
Income tax expense                                                                            -                      -
Loss from continuing operations                                                        (526,441)               (70,754)
Net loss                                                                               (526,441)               (70,754)
Loss per share-primary                                                     $            (0.0585)     $               -
Loss per share-fully diluted                                               $            (0.0410)     $               -


CORPDAL:64592.5  26308-00002
                                      F - 5

                              LOGIPHONE GROUP, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 1997


Note 1.  BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997.

     On November 1, 1996, ICA Marketing, L.C. acquired 4,000,000 shares (the "Shares") of common stock, par value $.0001 per share (the "Common Stock"), of Logiphone Group, Inc. (formerly Star Resources, Inc.), which constituted approximately 89% of the issued and outstanding shares of Common Stock of Logiphone Group, Inc. in exchange for all of the stock of International Callers Association, B.V. ("ICA BV") as well as an assignment of all the debt issued by ICA BV to ICA Marketing, L.C. Prior to the acquisition of the Shares, Logiphone Group, Inc., effective as of October 25, 1996, (i) reduced the number of authorized shares of Common Stock from 120,000,000 to 20,000,000; (ii) effectuated a 1:82.85 reverse stock split (the "Reverse Stock Split") with any fractional shares resulting from the Reverse Stock Split being rounded up to the nearest whole share of Common Stock; and (iii) changed its name to Logiphone Group, Inc. from Star Resources, Inc. In connection with the Reverse Stock Split, the President and principal stockholder of Logiphone Group, Inc. prior to the acquisition of the Shares, contributed to Logiphone Group, Inc. such number of post-split shares of Common Stock necessary to reduce the number of outstanding shares of Common Stock immediately after the Reverse Stock Split (but prior to the acquisition of the Shares) to 500,000 shares of Common Stock. The acquisition of the Shares and the Reverse Stock Split have been accounted for as a reverse merger whereby ICA BV is deemed to have acquired Logiphone Group, Inc. Accordingly, the results of operations and financial position of the Company for periods and dates prior to the acquisition of the Shares are the historical results of operations and financial position of ICA BV for such periods and dates. The acquisition of Logiphone Group, Inc. (for accounting purposes) is not expected to have a material impact on the Company's results of operations or financial position.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Business Activity:

     Logiphone Group, Inc. is a reseller of long distance services through its own series of telephone switches. Currently, the Company is operating in the Netherlands through its wholly owned subsidiary ICA BV.

         Cash and Cash Equivalents:

     For purposes of the consolidated statement of cash flows, the Company considers cash in bank accounts, cash on hand, and marketable securities due within 30 days as cash and cash equivalents.

         Property and Equipment:

     Property and equipment are stated at cost and depreciated using the straight-line method over their estimated lives, which for U.S. assets are five years for office equipment, automobile and computers, and seven years for furniture and fixtures. ICA BV property and equipment estimated lives are two years for routers and lines, three years for telephone equipment, hardware, software, and automobile, and five years for furniture.

         Principles of Consolidation:

     The consolidated financial statements include the financial information of Logiphone Group, Inc. and its wholly owned subsidiary ICA BV, accounted for as a pooling of interests. All material intercompany transactions have been eliminated.

CORPDAL:64592.5  26308-00002
                                      F - 6

         Use of Accounting Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Foreign Currency Translation:

     Financial statements of ICA BV have been converted from Dutch Guilders to US Dollars using the exchange rates of 0.543 Dollars per Guilder at January 31,1997, 0.58 Dollars per Guilder at April 30, 1996, and 0.60 Dollars per Guilder at January 31, 1996.

Note 3.  MERGER AND ACQUISITION:

     On November 1, 1996 Logiphone Group, Inc. (formerly Star Resources, Inc.) acquired from ICA Marketing, L.C. all of the capital stock of International Callers Association, B.V. ("ICA BV") and certain assets of ICA Marketing, L.C. Logiphone Group, Inc. issued 4,000,000 shares (the "Shares") of common stock, par value $.0001 per share (the "Common Stock"), to ICA Marketing, L.C. ICA Marketing, L.C. was then liquidated, and the Shares were distributed to its members.

     Prior to the acquisition of the Shares by ICA Marketing, L.C., Logiphone Group, Inc., effective as of October 25, 1996 (i) reduced the number of authorized shares of Common Stock from 120,000,000 to 20,000,000; (ii) effectuated a 1:82.85 reverse stock split with any fractional shares resulting from the reverse stock split being rounded up to the nearest whole share of Common Stock; and (iii) changed its name to Logiphone Group, Inc. from Star Resources, Inc. In connection with the reverse stock split, the President and principal stockholder of Logiphone Group, Inc. prior to the acquisition of the Shares, contributed to Logiphone Group, Inc. such number of post-split shares of Common Stock necessary to reduce the number of outstanding shares of Common Stock immediately after the reverse stock split (but prior to the acquisition of the Shares) to 500,000 shares of Common Stock.

     On November 15, 1996, the Board of Directors of the Company declared a 1:1 stock dividend to stockholders of record on November 29, 1996.

Note 4.  RELATED PARTY TRANSACTIONS:

     An officer, director and stockholder of the Company received loans from the Company in the amount of $97,224. These loans bear interest at 10% per annum, are secured by 100,000 shares of Common Stock of Logiphone Group, Inc., and are due with interest on January 5, 1999.

     The Company has a contingent obligation to provide under certain circumstances debt financing to Logiphone Israel of up to $1 million with interest at 10% per annum in exchange for the development of certain equipment [and the use of the Logiphone name]. Logiphone Israel has the right of repayment at any time or, at its option, may convert the debt to equity. There were no such loans outstanding at January 31, 1997 and April 30, 1996.

Note 5.  DEBT OBLIGATIONS:

         Loan Payable:

     The Company owes an employee $6,716 on an open account basis, unsecured, with interest at prime rate plus 2%.

                                      F - 7
CORPDAL:64592.5  26308-00002

         Capital Leases:

     The Company has lease obligations for office equipment with payments including interest of $275.22 per month. Lease obligations for certain telephone routing equipment equals 3% of monthly sales from the use of that equipment for a period of 36 months ending July 31, 1999.

     Future minimum lease payments under capitalized lease obligations are as follows at January 31, 1997

                                    4/30/97   $   826
                                    4/30/98     3,303
                                    4/30/99     2,261
                                    4/30/00       638

Note 6.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     The Company currently maintains an allowance for doubtful accounts which was $3,687 at January 31, 1997 and $4,552 at April 30, 1996.

Note 7.  STOCK OPTION PLAN

     Each director and executive officer of the Company has been granted an option to purchase 100,000 shares of Common Stock at an exercise price of $10 per share during a two-year exercise period. A total of 600,000 options have been granted pursuant to and subject to a Stock Option Plan to be considered by the Board of Directors.

     The majority stockholder of the Company has additional options to acquire 1,400,000 shares of Common Stock at a price of $25.00 per share, and options to acquire 1,500,000 shares of Common Stock at a price of $50.00 per share. All of these options expire on November 11, 1998.

Note 8.  CONTINGENCY

     A vender to ICA BV of certain dialers has made a claim in the approximate amount of $100,000 against ICA BV for non-payment of approximately 1,000 dialer units. In addition, such vendor has made a claim against ICA BV for additional damages for an alleged breach of contract.

CORPDAL:64592.5  26308-00002
                                      F - 8

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVERSE ACQUISITION

         On November 1, 1996, ICA Marketing LLC purchased 4,000,000 shares (the "Shares") of common stock, par value $.0001 per share of Logiphone Group, Inc. (formerly Star Resources, Inc.), representing approximately 89% of the Company's outstanding shares, in exchange for all the issued and outstanding equity in International Callers' Association, B.V., a Dutch limited liability company. ("ICA BV") In connection with this transaction, Star Resources, Inc. amended its Certificate of Incorporation to change its name to Logiphone Group, Inc. ICA Marketing then dissolved and distributed the Shares to its members. The purchase was treated as a reverse acquisition so all information prior to November 1, 1996 refers to ICA BV, and all information from and after November 1, 1996 refers to the Company or the Registrant and ICA BV on a consolidated basis.

OVERVIEW

         The Company currently sells international long distances services to small to medium sized businesses in the Netherlands through its subsidiary in Holland, ICA B.V. The European telecommunications market is undergoing a radical transformation. The United Kingdom was the first European country to introduce competition in this market in 1984. Competitive activity on the European continent is beginning to develop, and the Company has chosen to start its European service activity in the Netherlands. Today, PTT Netherlands still enjoys a dejure monopoly on international transmission, but a number of new telecommunications service providers are now competing with it.

         Access to the Company's service is, in the main, over the domestic public switched telephone network requiring the customer to dial a local number, an authorization code, and the number he is calling. The Company uses either dialers or programmable PBXs with least cost routing capability in order to minimize this inconvenience. The Company has purchased three switches, which are installed in Amsterdam, Rotterdam and Raamsdonksveer, to process its customer's calls. These switches are connected by leased lines to large switches provided by Esprit Telecom whose services the Company uses to complete calls.

         The Company plans to expand its long distance business into Belgium in the third (3rd) quarter of 1997. The Company has investigated relationships with PBX dealers near Brussels in order to establish a relationship similar to the Company's Dutch marketing plan.

         The Company is currently developing a relationship(s) with one or more technology suppliers in order to provide fax service using the Internet and/or intranet on a real time basis. The Company's prior relationship with RadLinx, Ltd. of Tel Aviv, Israel described in the Company's Report on Form 8-K, filed on November 13, 1996, was terminated.

RESULTS OF OPERATIONS

         From its inception ICA B.V. has been developing and implementing its Dutch business plan, which has included establishing a relationship with a Dutch Telecom provider, locating an office and hiring staff in the Netherlands, installing switches, developing a telemarketing operation and negotiating of agreements necessary to its proposed business operations.

         Initial sales activities were accomplished and tested by three sales representatives who were hired to test this market for acceptance of the Company's product and to fine tune the marketing approach. The Company hired a salaried telemarketing sales staff in September 1996, and currently there are eight telemarketers working thirty-two hours per week. The Company also sells its services through PBX dealers to the dealers customers. The Company pays a commission to the dealers on these sales for as long as the customer remains on the service. The Company's customer base doubled in the third quarter, and the Company had 790 customers billing on January 31, 1997.

CORPDAL:64592.5  26308-00002
                                        3

     The Company has experienced network failures in the past quarter which resulted in a loss of customers. While there is no assurance that there will not be network or switch failures in the future, the network has improved in this quarter and is currently working at acceptable levels. The Company is working to develop a relationship with an outside party to provide seven day a week, 24 hours a day facilities management. Until such service is provided, the inside technical personnel are managing the network.

COMPARISON OF RESULTS

         In the three months and nine months ending January 31, 1996, there were no sales and only minimal expenses associated with preparing to commence a business. In the three month and nine months ending January 31, 1997, there were sales and associated operation expenses as service began in September, 1996.

         Cost of sales consists of the wages of the telemarketers, manager for telesales and phone costs for telemarketing. Cost of sales exceeded revenues in the third quarter but costs of sales as a percentage of revenues are starting to come down as the telemarketers mature in their sales skill levels.

OPERATING EXPENSES

         Auto expenses include the leasing of eight automobiles in Holland along with fuel costs. Approximately five of the automobiles are used by employees who install dialers at customer sites. It is customary and normal business practice in Holland to provide auto's and fuel for employees.

         Commissions are paid to PBX dealers for customers they provided to the network.

         Consulting includes money paid to Managing Director and one outside consultant.

         Fees and salaries cover the costs for 25 people working within the company, including the Chief Executive Officer, President, Chief Operations Officer, Engineering, Accountant, Secretarial, Customer Services and dialer/PBX installers.

         Legal and Accounting cover legal costs of SEC filings and services, corporate legal, and costs of outside accountants.

         Marketing covers telephone costs of telemarketers and postage/supplies for sales marketing.

         Office Expenses include the costs of a computer and necessary office network expansion in Holland Office.

         Rent includes cost of office space in United States and Holland. It also includes rental of office equipment in the United States office and phone/lease line rentals in Holland.

         Travel is primarily the costs of airfare and hotels incurred in conjunction with the development of a new fax service.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded operations to date primarily through private sales of securities, convertible notes, loans and cash flow from operations. The Company's cash and cash equivalents at January 31, 1997 were $36,457. As of January 31, 1997, the Company had outstanding payables of $483,725. The Company has outstanding $550,000 principal amount of convertible notes (the "Notes") that bear interest at the annual rate of nine percent (9%). The Notes matured on May 1, 1997 and are in default. Holders of $275,000 in principal amount of Notes have elected to convert their Notes into 165,000 shares of Company common stock, par value $.0001. In addition, the Company's agreement with Logiphone Israel contemplates that the Company under certain circumstances will make a loan of up to $1 million to Logiphone Israel.

CORPDAL:64592.5  26308-00002
                                        4

         Accordingly, the Company will not be able to pay its existing obligations and to implement its business plan, including the expansion of its European international long distance business and start-up, development and marketing costs for real time Internet services without raising substantial additional funds.

         During the next 12 months, the Company's international telecommunications business will likely require approximately $7 million to cover operational/marketing/and administrative costs, to pay certain payables, to purchase additional dialers and other equipment and to expand its business to new countries.

         During the next 12 months, the Company's Internet fax business will likely require approximately $3 million to commence its Internet fax business, to expand this business to a number of countries and to cover operating, marketing and administrative costs.

         The Company is currently exploring the possibility of a private placement that will be used to pay existing debt, fund the Company's operations and administration and fund expansion for its European long distance business and start-up costs for real time Internet fax services for the remainder of calendar 1997. In addition, pending such private placement, the Company is actively pursuing bridge financing consisting of convertible debentures in the approximate amount of $1 million to be used, depending on the amount raised, to pay certain existing obligations to creditors, to purchase equipment and to expand its customer base, to advance funds to Logiphone Israel, and to fund the operation of the Company while it pursues a major financing intended to provide long term funding for the Company. There is no assurance that the Company will be able to raise the necessary funds at all or on terms favorable to the Company.

Forward Looking Information

         This document includes "forwarding looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors ("Cautionary Disclosures") that could cause the actual results to differ materially from the Company's expectations are set forth below. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

         The Company's operating subsidiary, ICA BV, was only formed in early 1995 and only acquired its first customers in May 1996. Accordingly, the Company has only a short history of providing long distance services. The Company has never provided a fax over the Internet services.

         The telecommunications industry is competitive and is significantly affected by the introduction of new discount concepts and the marketing activities of industry participants. Some of the Company's competitors have greater name recognition, greater marketing capability, and have, or have access to, substantially greater financial and personal resources than is available to the Company. The largest participant in the international telecommunications resale business in the Netherlands market is the Dutch Post, Telegraph and Telephone organization ("PTT"), which controls over ninety-five percent (95%) of the market. In response to recent competition the PTT has begun offering discount services. The second largest provider in the Netherlands is Esprit B.V., which has been operating in the Netherlands for over three (3) years and also operates in at least four (4) other European countries. Other competitors are subsidiaries of telephone companies of other countries. These include Global One, a consortium of Deutsche Telekom, France Telecom and Sprint; British Telecom; and Telegate, a subsidiary of Telecom Finland. While to date these companies have targeted different markets than the Company has targeted, there is no assurance that they will not pursue the Company's target market. There are also competitors who are targeting the same markets as the Company. These include Worldom B.V., Versatel and Viatel. These companies are affiliated with large companies and are substantially better financed than the Company. There are also smaller switched and switchless resellers who operate in the Company's target market. The Company can expect to face similar competition in other European countries. Since the Company's equipment can be programmed to direct calls to the least expensive carrier for that call, it can be used to direct traffic away from the Company and to a competitor. Accordingly, the Company will need to be very sensitive in responding to competitive offerings. The ability of the Company to compete effectively in the telecommunication industry will depend on its ability to provide high quality, market-driven services at effective prices,

CORPDAL:64592.5  26308-00002
                                        5
generally less than those charged by the competitors. There can be no assurance that the Company will be able to compete successfully with existing or future companies.

         The Fax over the Internet business will compete with established long distance carriers who provide conventional fax services, as well as existing Fax over the Internet services. These services are provided by companies that are substantially larger and more financially secure than the Company. Management is not aware of any barriers to other persons creating a real time Fax over the Internet business similar to that the Company plans to establish. In addition, fax service competes with e-mail as a form of document delivery. To the extent e-mail is perceived as a better method of transmitting documents, the use of the Company's services can be expected to decline.

         The telecommunication industry has been characterized by rapid technological change, frequent new service introductions and evolving industry standards. New competitors may enter the telecommunications industry with new or add-on technology.

         Competition has only recently been introduced in European countries. Consequently, there is no history of European consumers changing the long distance companies to which they subscribe. As in the early days of competition in the United States long distance market, the main factor that the Company intends to use to attract customers is lower prices. There is no history that confirms that lower prices alone will convince large numbers of European consumers to use a new long distance carrier. There are other factors that consumers may consider in choosing to remain customers of the PTT. These include the need to dial additional digits to make a telephone call using services of a competitive provider and the poorer quality of service afforded by the connections that the Company is required to use. While the Company users dialers and PBXs to offset the dialing disadvantage and while the growing use of digital connections reduces quality problems, there is no assurance that European consumers will embrace competitive long distance services.

         The Company's fax business is a new business. The Company has no historical basis on which to judge consumer acceptance of an international fax product. It is always difficult to persuade consumers to change from a product that works, traditional faxing, to a new product.

         The Company is dependent on its suppliers, The Company uses its own switches and access equipment and other international carriers to provide telephone service to small to medium-sized customer. The Company can offer competitive rates to most international destinations by using its carriers and equipment programmed for least cost routing. The Company is dependent upon the PTT, its largest competitor, for connections between its customers and its switches. While the PTT is not expected to be permitted to refuse interconnection, it may seek to price its services in a way that makes the Company's cost structure disadvantageous vis-a-vis the PTT's long distance offerings.

         The Company is also dependent upon Esprit Telecomp Benelux B.V. ("Esprit") to carry calls from its switches to their international destinations. While other international carriers are available, the Company could face increased costs in completing its customers' calls in the event that its agreements with Esprit were terminated for any reason.

         Rather than maintain a staff to perform back office functions such as billing, collection and providing certain management reports, the Company out sources these services. Presently, these are provided by Intertech Management Group, Inc. ("Intertech"), a St. Louis-based company that provides similar services to several long distance resellers in the United States. In the event that these services were interrupted for any reason, the Company would provide those services itself, but there could be disruption during any transition.

         The Company's fax business is entirely dependent on obtaining software licenses and a piece of proprietary equipment from RapidNet, Inc., a Bahamian corporation ("RapidNet") located in New York. The Company does not have a written license agreement with RapidNet. The software is licensed under license from CMR Communications Ltd. of Israel ("CMR"), which developed the reindeer technology the Company will use. If for any reason RapidNet or CMR was unable or refused to supply the proprietary equipment software to the Company, or if the software did not work as expected, the Company's business would be adversely affected. In addition, the Company will rely on RapidNet to manage its global network of providing fax over the Internet services. If RapidNet were to fail to do its job, the Company would be slow to learn of and correct problems on its network, which would cause customer dissatisfaction.

CORPDAL:64592.5  26308-00002
                                        6

         Changes in the regulatory or political environment in those places where the Company conducts or plans to conduct its business could adversely affect the Company and its ability to implement its business plan. The regulatory climate in the Netherlands and in other European countries is subject to change. While the Company is not at this time subject to price regulation in the Netherlands, it may face price regulation in other countries. Similarly, while the PTT is currently regulated in its offerings, the level of regulation may be reduced and in other countries the dominant carrier may face less regulation. There is not assurance that a regulatory climate unfavorable to the Company will not develop in one or more countries into which it may seek to expand.

         In addition, regulatory agencies could take other actions that could adversely affect the fax business by, for example, imposing sensitive access charges for calls to Internet service providers, which may be considered by the Federal Commuications Commission and which would increase the cost of providing the fax service.

         In order for the Company to implement its business plan, it needs to raise substantial funds within 12 months and additional funds thereafter. The ability and costs of such financing will depend on a variety of factors, including macroeconomic forces beyond the Company's control, and the Company's performance during the period in which it is seeking financing. There is not assurance that such financing will be available at all or on terms favorable to the Company.

CORPDAL:64592.5  26308-00002
                                        7

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

                  None

         ITEM 2.  CHANGES IN SECURITIES.

                  (a)      None

                  (b)      None

                  (c) On November 1, 1996, the Company completed a sale of 4,000,000 shares (the "Star Shares") of common stock, par value $.0001 per share (the "Common Stock"), to ICA Marketing Company, L.C., an Iowa limited liability company ("ICA-Iowa"), in exchange for all of the issued and outstanding equity in International Callers Association, B.V. ("ICA BV"), a Dutch limited liability company, as well as an assignment of all of the debt owed by ICA BV to ICA-Iowa. This sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

                  In the quarter ended January 31, 1997, the Company sold $550,000 in principal amount of 9% Convertible Notes (the "Notes"). The Notes were sold in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereunder and Regulation D thereunder. The Notes were sold to twenty (20) accredited investors without any public solicitation. The Notes were sold by officers and directors of the Company without any sales compensation being paid to them or to any other person. The Notes are convertible into shares of Common Stock at the rate of three (3) pre-Stock Dividend (as hereinafter defined) shares of Common Stock for each $10 invested. After the Stock Dividend (as hereinafter defined), the Notes are convertible into shares of Common Stock at the rate of six (6) shares of Common Stock for each $10 invested. See Item 5.

         ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

                  None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

         ITEM 5.  OTHER INFORMATION.

                  On November 15, 1996, the Board of Directors of the Company declared a one-for-one stock dividend (the "Stock Dividend") payable to stockholders of record as of the close of business on November 29, 1996.

                  On March 7, 1997, Mr. Bert Cornelisse, the Managing Director of ICA BV, was elected to the Board of Directors of the Company.

                  Effective March 19, 1997, Michael Hilsenrath resigned as an officer of the Company and ICA BV.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

10.1 Strategic Alliance Agreement, dated as of November 10, 1996, by and between Logiphone Telephone Communications, Ltd.; Logiphone Group, Inc., and ICA B.V. (Filed with the SEC on November 13, 1996 as Exhibit
         10.2 to the Company's Form 8-K and incorporated herein by reference).

27       Financial Data Schedule


CORPDAL:64592.5  26308-00002
                                        8

Form 8-K: The following reports on Form 8-K have been filed with the Securities and Exchange Commission in the quarter ended January 31, 1997:

1. The Company filed a Report on Form 8-K (the "Initial Report") on November 13, 1996 reporting that the Company completed a sale of 4,000,000 shares of Common Stock, (the "Common Stock"), par value $.0001, to ICA Marketing Company, L.C., an Iowa limited liability company, in exchange for all of the issued and outstanding equity in ICA BV, Dutch limited liability company, as well as an assignment of all the debt owed by ICA BV to ICA-Iowa.

2. The Company filed a Report on Form 8-K/A on November 20, 1996 correcting the address and telephone number for the Company following the acquisition of ICA BV.

3. The Company filed a Report on Form 8-K on November 27, 1996 reporting the declaration of a one-for-one stock dividend with respect to the Common Stock payable to stockholders of record as of the close of business on November 29, 1996.

4. The Company filed a Report on Form 8-K on January 30, 1997 reporting the termination of the Strategic Alliance Agreement between ICA BV and RadLinx, Ltd.

5. The Company filed a Report on Form 8-K/A on April 3, 1997 containing the financial statements required by the Initial Report.

CORPDAL:64592.5  26308-00002
                                        9

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LOGIPHONE GROUP, INC.
                                       (Registrant)



Date:    May 23, 1997                  By:/s/Marc Schechtman
                                          --------------------------------------
                                          Marc Schechtman, Chairman and
                                          Chief Executive Officer (Principal
                                          Executive Officer)



Date:  May 23, 1997                    By:/s/ Ronald D. Gardner
                                          --------------------------------------
                                          Ronald D. Gardner, Treasurer
                                          (Principal Financial Officer)





CORPDAL:64592.5  26308-00002
                                       10